Form 10-Q
period 2000-09-30
DOCENT INC
filed 2000-11-14
CIK 1043134

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


           For the transition period from ___________ to ___________

                         Commission file number 0-9428

                                 DOCENT, INC.
                                 ------------
            (Exact name of registrant as specified in its charter)

            Delaware                               77-0460705
            --------                               ----------
  (State or other jurisdiction of               (I.R.S. Employer
  incorporation or organization)                Identification No.)

           2444 Charleston
      Mountain View, California                       94043
      -------------------------                       -----
  (Address of principal executive offices)          (Zip Code)


                                (650) 934-9500
                                --------------
              (Registrant's telephone number including area code)

                                Not Applicable
                                --------------
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes   X     No

As of September 30, 2000, Registrant had outstanding 8,128,000 shares of Common Stock, no par value.

(This document contains a total of 19 pages)

                                 DOCENT, INC.

                                     INDEX

                                                                                                                 Page
                                                                                                                 ----
Part I             Financial Information

   Item 1.         Financial Statements

                   Condensed Consolidated Balance Sheets at September 30, 2000 and December 31, 1999               3

                   Condensed Consolidated Statements of Operations for the Three Months and Nine Months            4
                   Ended September 30, 2000 and September 30, 1999

                   Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30,         5
                   2000 and September 30, 1999

                   Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders'              6
                   Deficit

                   Notes to Condensed Consolidated Financial Statements                                           7-9

   Item 2.         Management's Discussion and Analysis of Financial Condition and Results of Operations         10-15

   Item 3.         Quantitative and Qualitative Disclosures About Market Risk                                     16

Part II.           Other Information                                                                             16-18

   Item 1.         Legal Proceedings                                                                              16

   Item 2.         Changes in Securities                                                                          17

   Item 3.         Defaults Upon Senior Securities                                                                17

   Item 4.         Submission of Matters to a Vote of Security Holders                                            17

   Item 5.         Other Information                                                                              18

   Item 6.         Exhibits and Reports on Form 8-K                                                               18

                   Signatures                                                                                     19

                   Exhibit Index                                                                                  20

                                 DOCENT, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                      September 30,    December 31,
                                                                                               2000            1999
(in thousands, except per share amounts)                                                (Unaudited)
----------------------------------------------------------------------------------------------------------------------
Assets
Current assets:

   Cash and cash equivalents                                                            $    30,288    $     12,773
   Accounts receivables, net                                                                  5,793             809
   Prepaid expenses and other current assets                                                    805             583
                                                                                        -----------    ------------

       Total current assets                                                                  36,886          14,165

Property and equipment, net                                                                   3,419             964
Other assets                                                                                    895             173
                                                                                        -----------    ------------

       Total assets                                                                     $    41,200    $     15,302
                                                                                        ===========    ============

Liabilities, Convertible Preferred Stock and
        Stockholders' Deficit

Current liabilities:
   Accounts payable                                                                     $       521    $        988
   Accrued liabilities                                                                        4,744             875
   Deferred revenue                                                                           3,651           1,108
   Notes payable and capital lease obligations, current                                       1,087           1,256
                                                                                        -----------    ------------

       Total current liabilities                                                             10,003           4,227

Notes payable and capital lease obligations                                                     781           1,117
                                                                                        -----------    ------------

       Total liabilities                                                                     10,784           5,344
                                                                                        -----------    ------------


Convertible preferred stock, $0.001 par value; 27,284 shares authorized; 24,895 and 18,391 issued
   and outstanding                                                                           85,781          33,288
                                                                                        -----------    ------------

Stockholders' deficit:
   Common stock, $0.001 par value; 38,800 shares
     authorized; 8,128 and 5,310 issued
     and outstanding                                                                              8               5
   Additional paid-in capital                                                                63,618          11,218
   Receivables from stockholders                                                             (2,105)           (487)
   Unearned stock-based compensation                                                        (27,524)         (7,200)
   Accumulated deficit                                                                      (89,362)        (26,866)
                                                                                        -----------    ------------
       Total stockholders' deficit                                                          (55,365)        (23,330)
                                                                                        -----------    ------------

       Total liabilities, convertible preferred stock and
          stockholders' deficit                                                         $    41,200    $     15,302
                                                                                        ===========    ============

        The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 DOCENT, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                            Three Months Ended             Nine Months Ended
                                                              September 30,                  September 30,
                                                     -----------------------------------------------------------
(in thousands, except per share amounts)                  2000           1999            2000            1999
----------------------------------------------------------------------------------------------------------------
Revenue:
  License                                              $    1,494   $          62    $    2,157     $       103
  Service and maintenance                                   1,369             148         3,170             279
                                                       ----------   -------------    ----------     -----------
                                                            2,863             210         5,327             382
                                                       ----------   -------------    ----------     -----------
Cost of Sales:
  Cost of license                                              14              --            25               4
  Cost of service and maintenance                           2,051             332         5,224             792
                                                       ----------   -------------    ----------     -----------
        Total cost of sales                                 2,065             332         5,249             796
                                                       ----------   -------------    ----------     -----------

Gross margin                                                  798            (122)           78            (414)
                                                       ----------   -------------    ----------     -----------

Operating Expenses:
  Research and development expenses                         1,338             670         3,194           1,719
  Sales and marketing expenses                              8,958           2,090        20,634           5,555
  General and administrative expenses                       1,806             702         4,291           1,369
  Stock-based compensation                                  4,447             364        22,974             843
                                                       ----------    ------------    ----------     -----------
        Total operating expenses                           16,549           3,826        51,093           9,486
                                                       ----------    ------------    ----------     -----------

        Loss from operations                              (15,751)         (3,948)      (51,015)         (9,900)

Interest expense and other expense                           (113)           (116)         (349)           (227)
Interest income                                               318              58           819              97
                                                       ----------   -------------    ----------     -----------
        Net loss                                          (15,546)         (4,006)      (50,545)        (10,030)

Dividend accretion and deemed dividend on
  convertible preferred stock                              (9,455)           (131)      (19,069)           (131)
                                                       ----------   -------------    ----------     -----------
        Net loss attributable to common
            stockholders                               $  (25,001)    $    (4,137)   $  (69,614)     $  (10,161)
                                                       ==========    ============    ==========     ===========

Net loss per share attributable to common
  stockholders - basic and diluted                     $    (4.88)    $     (1.03)   $   (11.92)    $     (2.70)
                                                       ==========    ============    ==========     ===========

Weighted average common shares outstanding                  5,119           4,022         5,841           3,757
                                                       ==========    ============    ==========     ===========

        The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  DOCENT, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                           Nine  Months Ended
                                                                                           ------------------
                                                                                    September 30,      September 30,
(in thousands)                                                                               2000               1999
---------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
Net loss                                                                           $    (50,545)        $ (10,030)
Adjustments to reconcile net loss to net cash used in operating activities:
     Allowance for doubtful accounts                                                         52                --
     Depreciation and amortization                                                          664               184
     Amortization of deferred interest expense                                               80                64
     Amortization of unearned stock-based compensation                                    8,300               448
     Issuance of options in exchange for services                                           832                23
     Issuance of convertible preferred stock and common stock
        warrants in exchange for services                                                12,880               134
     Issuance of common stock in exchange for services                                      962               238
     Changes in operating assets and liabilities:
          Accounts receivables                                                           (5,036)             (210)
          Prepaid expenses and other assets                                                (336)             (280)
          Accounts payable                                                                 (467)              426
          Accrued liabilities                                                             3,869               307
          Deferred revenue                                                                2,543               506
                                                                                   ------------        ----------
                  Net cash used in operating activities                                 (26,202)           (8,190)
                                                                                   ------------        ----------
Cash flows from investing activities
Purchases of property and equipment                                                      (2,964)             (210)
                                                                                   ------------        ----------
                  Net cash used in investing activities                                  (2,964)             (210)
                                                                                   ------------        ----------
Cash flows from financing activities
Proceeds from issuance of convertible preferred stock, net                               45,661            18,025
Proceeds from issuance of common stock, net                                               2,084                 2
Proceeds from issuance of convertible preferred stock warrants                                -               157
Proceeds from repayment of stockholder receivable                                           286                 -
Repurchase of common stock                                                                   (1)               (8)
Proceeds from notes payable                                                                   -             3,000
Payments of notes payable and capital lease obligations                                    (741)             (533)
Prepaid initial public offering costs                                                      (608)                -
                                                                                   ------------        ----------
                 Net cash provided by financing activities                               46,681            20,643
                                                                                   ------------        ----------
Net increase in cash and cash equivalents                                                17,515            12,243
Cash and cash equivalents, beginning of the period                                       12,773             2,968
                                                                                   ------------        ----------
Cash and cash equivalents, end of period                                           $     30,288        $   15,211
                                                                                   ============        ==========
Supplemental disclosures of cash flow information:
Interest paid                                                                      $        213        $      181
                                                                                   ============        ==========

Income taxes paid                                                                  $          8        $        1
                                                                                   ============        ==========
Supplemental disclosures of noncash investing and financing activities:
Receivable from stockholders in connection with issuance of common
  stock and convertible preferred stock                                            $      1,904        $        8
                                                                                   ============        ==========

Equipment acquired under capital leases                                            $        155        $       10
                                                                                   ============        ==========
Deferred interest expense related to warrants issued in connection with
  subordinated loan and capital leases                                             $          -        $      339
                                                                                   ============        ==========
Unearned stock-based compensation                                                  $     29,167        $    1,792
                                                                                   ============        ==========
Dividend accretion and deemed dividend on convertible preferred stock              $     19,069        $      131
                                                                                   ============        ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                              DRAFT #2

                                 DOCENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT
                   (in thousands, except per share amounts)


                                                                           Convertible
                                                                         Preferred Stock           Common Stock     Additional
                                                                         ---------------           ------------       Paid-In
                                                                       Shares       Amount      Shares      Amount    Capital
                                                                       ------      -------     --------     -------   -------
  Balances, December 31, 1999.................................          18,391    $ 33,288       5,310        $ 5     $ 11,218
  Issuance of Series E convertible preferred stock for cash
    at $7.52 per share, net of issuance costs of $1,177.......           3,719      26,613          --         --           --

  Issuance of common stock warrants in connection with Series E
    convertible preferred stock financing.....................              --          --          --         --          179
  Issuance of Series F convertible preferred stock for cash at
    $7.52 per share, net of issuance costs of $675............           2,600      18,761          --         --           --
  Issuance of common stock warrants in connection with Series F
       convertible preferred stock financing..................              --          --          --         --          107
  Issuance of Series D preferred stock upon exercise of
    warrant...................................................             185          --          --         --           --
  Unearned stock-based compensation...........................              --          --          --         --       27,757
  Amortization of unearned stock-based compensation...........              --          --          --         --           --
  Gross compensation expense-options to non-employees.........              --          --          --         --          659
  Stock-based compensation on acceleration of options upon
    termination...............................................              --          --          --         --          363
  Issuance of options in exchange for services................              --          --          --         --          557
  Amortization of non-employee stock-based compensation.......              --          --          --         --           --
  Issuance of common stock in exchange for services...........              --          --         144          1        1,083
  Issuance of common stock for cash on exercise of options....              --          --       1,611          1        2,114
  Issuance of common stock for notes receivable on exercise
  of options..................................................              --          --         945         --        1,834
  Issuance of common stock upon exercise of warrant...........              --          --         119          1           36
  Repurchase of common stock..................................              --          --          (1)        --           (1)
  Repayment of receivables from stockholders..................              --          --          --         --           --
  Issuance of preferred stock warrants in exchange for
  services....................................................              --          --          --         --       12,556
  Issuance of common stock warrants in exchange for services..              --          --          --         --          324
  Dividend accretion on Series D convertible preferred stock..              --       6,089          --         --       (6,089)
  Dividend accretion on Series E convertible preferred stock..              --         862          --         --         (862)
  Dividend accretion on Series F convertible preferred stock..              --         168          --         --         (168)
  Deemed dividend on Series E convertible preferred stock.....              --          --          --         --        5,505
  Deemed dividend on Series F convertible preferred stock.....              --          --          --         --        6,446
  Net loss....................................................              --          --          --         --           --
                                                                       -------   ----------    -------   --------    ---------
  Balances, September 30, 2000 (unaudited)....................          24,895    $ 85,781       8,128        $ 8     $ 63,618
                                                                       -------   ----------    -------   --------    ---------
                                                                         Receivables   Unearned
                                                                            from     Stock-based    Accumulated
                                                                       Stockholders  Compensation     Deficit      Total
                                                                       ------------  ------------     -------      -----
  Balances, December 31, 1999.................................            $ (487)   $ (7,200)        $(26,866)   $(23,330)
  Issuance of Series E convertible preferred stock for cash
  at $7.52 per share, net of issuance costs of $1,177.........                --          --               --          --
  Issuance of common stock warrants in connection with Series E
    convertible preferred stock financing.....................                --          --               --         179
  Issuance of Series F convertible preferred stock for cash at
    $7.52 per share, net of issuance costs of $675............                --          --               --          --
  Issuance of common stock warrants in connection with Series F
    convertible preferred stock financing.....................                --          --               --         107
  Issuance of Series D preferred stock upon exercise of
    warrant...................................................
  Unearned stock-based compensation...........................                --     (27,978)              --        (221)
  Amortization of unearned stock-based compensation...........                --       8,159               --       8,159
  Gross compensation expense-options to non-employees.........                          (133)                         526
  Stock-based compensation on acceleration of options upon
    termination...............................................                --          --               --         363
  Issuance of options in exchange for services................                --        (423)              --         134
  Amortization of non-employee stock-based compensation.......                --         197               --         197
  Issuance of common stock in exchange for services...........                --        (146)              --         938
  Issuance of common stock for cash on exercise of options....               (70)         --               --       2,045
  Issuance of common stock for notes receivable on exercise               (1,834)         --               --          --
    of options................................................
  Issuance of common stock upon exercise of warrant...........                --          --               --          37
  Repurchase of common stock..................................                --          --               --          (1)
  Repayment of receivables from stockholders..................               286          --               --         286
  Issuance of preferred stock warrants in exchange for
    services..................................................                --          --               --      12,556
  Issuance of common stock warrants in exchange for services..                --          --               --         324
  Dividend accretion on Series D convertible preferred stock..                --          --               --      (6,089)
  Dividend accretion on Series E convertible preferred stock..                --          --               --        (862)
  Dividend accretion on Series F convertible preferred stock..                --          --               --        (168)
  Deemed dividend on Series E convertible preferred stock.....                --          --           (5,505)         --
  Deemed dividend on Series F convertible preferred stock.....                --          --           (6,446)         --
  Net loss....................................................                --          --          (50,545)    (50,545)
                                                                        ---------     -------       ---------   ----------
  Balances, September 30, 2000 (unaudited)....................          $ (2,105)   $(27,524)       $ (89,362)  $ (55,365)
                                                                        ---------     -------       ----------  ----------


  The accompanying notes are an integral part of these financial statements.

                                 DOCENT, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.       Basis of Presentation

         The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, the interim condensed consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the information required to be included. Operating results for the three and nine-month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for any future periods, including the full fiscal year. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements in its Registration Statement and Prospectus on Form S-1, filed with the Securities and Exchange Commission on September 29, 2000.

2.       Net Loss Per Share

         Basic and diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share excludes potential common shares if the effect is antidilutive. Potential common shares are comprised of common stock subject to repurchase rights, incremental shares of common and preferred stock issuable upon the exercise of stock options or warrants and shares issuable upon conversion of convertible preferred stock.

         The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

                                                            Three Months Ended                         Nine Months Ended
                                                                September 30,                             September 30,
                                                          2000                 1999                 2000                 1999
         -------------------------------------------------------------------------------------------------------------------------
                                                                (Unaudited)                                  (Unaudited)
         Net loss attributable to common
            stockholders                              $        (25,001)    $         (4,137)    $        (69,614)    $   (10,161)
                                                     =================    =================    =================    ============
         Basic and diluted shares:
         Weighted average common shares
            outstanding                                          7,071                5,186                6,154           5,171
         Weighted average unvested common
            shares subject to repurchase                        (1,952)              (1,164)                (313)         (1,414)
                                                     -----------------    -----------------    -----------------    ------------
         Weighted average shares used to
            compute basic and diluted net loss
            per share                                 $          5,119     $          4,022     $          5,841     $     3,757
                                                     =================    =================    =================    ============
         Net loss per share attributable to
            common shareholders - basic and
            diluted                                   $          (4.88)    $          (1.03)    $         (11.92)    $     (2.70)
                                                     =================    =================    =================    ============


         Approximately 34,891,000 and 20,719,000 potential shares of common stock were not included in the diluted net loss per share attributable to common stockholders because to do so would be antidilutive, as at September 30, 2000 and September 30, 1999, respectively.

                                  DOCENT, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

3.       Balance Sheet Components (in thousands)

                                                                September 30, 2000               December 31, 1999
         ---------------------------------------------------------------------------------------------------------------------
         Accounts receivable, net:
         Accounts receivable                                    $          5,845                 $               809
         Less: Allowance for doubtful accounts                               (52)                                  -
                                                                ----------------                 -------------------
                                                                $          5,793                 $               809
                                                                ================                 ===================

         Property and equipment, net:
         Computer equipment and software                        $          3,592                 $             1,063
         Furniture and fixtures                                              856                                 277
         Leasehold improvements                                               61                                  50
                                                                ----------------                 -------------------
                                                                           4,509                               1,390
         Less: Accumulated depreciation and
           amortization                                                   (1,090)                               (426)
                                                                ----------------                 -------------------
                                                                $          3,419                 $               964
                                                                ================                 ===================

         Accrued liabilities:
         Other accrued liabilities                              $          3,153                 $               246
         Accrued payroll and related liabilities                           1,591                                 629
                                                                ----------------                 -------------------
                                                                $          4,744                 $               875
                                                                ================                 ===================

4.       Comprehensive income (loss)

         The Company adopted the provisions of SFAS No. 130, Reporting Comprehensive Income. This statement requires companies to classify items of other comprehensive income by their nature in the financial statements and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. There has been no difference between the Company's net loss and its total comprehensive loss through September 30, 2000.

5.       Segment reporting

         During the three months ended September 30, 2000, approximately $138,000 of the Company's revenue was derived from customers in Europe. During the nine months ended September 30, 2000, approximately $317,000 of the Company's revenue was derived from customers in Europe. As of September 30, 2000, approximately $151,000 of the Company's long-lived assets are held in Europe. During 1999, all revenue was generated from customers located in and all long-lived assets were located in the United States.

6.       Recent Pronouncements

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities and supercedes and amends a number of existing accounting standards. SFAS No. 133 requires that all derivatives be recognized in the balance sheet at their fair market value and the corresponding derivative gains or losses be either reported in the statement of operations or as a deferred item depending on the type of hedge relationship that exists with respect of such derivatives. In July 1999, the Financial Accounting Standards Board issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities-- Deferral of the Effective Date of FASB Statement No. 133, SFAS No. 137 deferred the effective date until the year beginning after

         June 30, 2000. In June 2000, the Financial Accounting Standards Board issued SFAS No. 138, Accounting for Derivative Instruments and Hedging Activities--An Amendment of FASB Statement No. 133. SFAS No. 138 amends the accounting and reporting standards for certain derivatives and hedging activities such as net settlement contracts, foreign currency transactions and intercompany derivatives. The Company will adopt SFAS No. 133 in its quarter ending March 31, 2001. To date, the Company has not engaged in derivative or hedging activities.

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The Company has complied with the guidance in SAB 101 for all periods presented.

         In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 ("FIN 44") "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25." FIN 44 clarifies the application of Opinion No. 25 for (a) the definition of employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur either after December 15, 1998, or January 12, 2000. The adoption of FIN 44 did not have a material impact on the financial statements.

         In various areas, including revenue recognition and stock-based compensation, accounting standards and practices continue to evolve. The FASB continues to address revenue and other related accounting issues. The management of the Company believes it is in compliance with all of the rules and related guidance as they currently exist. However, any changes to generally accepted accounting principles in these areas could impact the Company's accounting for its operations.

7.       Subsequent Events

         In October 2000 and November 2000, Docent sold 9,200,000 shares of common stock in its initial public offering with proceeds, net of commissions, of $94.1 million. In conjunction with the initial public offering, all outstanding shares of the Company's preferred stock converted into shares of common stock on a one-to-one basis.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion and analysis should be read in conjunction with the Company's Condensed Consolidated Financial Statements and related Notes thereto contained elsewhere within this document. Operating results for the three and nine-month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for any future periods, including the full fiscal year. Reference should also be made to the Annual Consolidated Financial Statements, Notes thereto, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Risk Factors contained included in our Registration Statement on Form S-1, filed with and deemed effective by the Securities and Exchange Commission on September 29, 2000.

          This discussion contains forward-looking statements that involve risks and uncertainties. These statements relate to our future plans, objectives, expectations and intentions, and the assumptions underlying or relating to any of these statements. These statements may be identified by the use of words such as "believe," "expect," "anticipate," "intend," plan," " will" and similar expressions. Our actual results could differ materially from those discussed in these statements. Factors that could contribute to such differences include those discussed in this document such as our statement that we believe our cash will last through the foreseeable future, that we expect to incur substantial operating losses, and increase our research and development, sales and marketing, and general and administrative expenses, and those discussed in our registration statement on Form S-1 (File No., 333-34546). Except as required by law, we undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

  Overview

     General

          Docent was incorporated in June 1997 to develop eLearning products, including its current knowledge exchange eHub platform.

     Sources of Revenue and Revenue Recognition

          We generate revenue from the sale of our products and services to our knowledge exchange eHub constituents, which are enterprises, content providers and professional communities, and from our reseller partners. To date, we have primarily generated revenue from direct sales to our domestic enterprise customers.

          Enterprise customers have the option of purchasing licenses for the Docent Enterprise software or alternatively using our Application Service Provider offerings. Our license agreements are time-based or perpetual. Our time-based licenses require license holders to pay a monthly fee, which is based on the number of participants and includes maintenance and support. Our perpetual licensees pay an initial fee based on the number of participants and may enter into annual maintenance contracts that include the right to receive periodic upgrades, error corrections, and telephone and Web-based support. Our Application Service Provider offerings allow enterprise customers to host their knowledge exchange solutions on our servers. We charge an initial set-up fee plus an ongoing monthly fee, which includes access to telephone and Web-based support. Customers with perpetual or time-based licenses can also outsource the hosting of their system on our servers for a monthly fee.

          In conjunction with the licensing of our Docent Enterprise software, we offer professional services in areas such as implementation and training. In the future, we expect to act as a reseller of third party content to our enterprise customers and to receive commission revenue on these sales. To date, most of our enterprise customer revenue has been based on perpetual software licenses and professional services.

          We typically sign multi-year royalty agreements with our content providers to deliver their content over the Web. Under these agreements, we receive a minimum annual payment and a percentage of the revenue they receive in excess of the minimum payment for content which they or third parties, such as resellers or professional communities described below, provide to customers. For that minimum payment, we provide our software and application hosting. In the first year of the agreement, as part of the minimum payment, we also provide professional services such as marketing, implementation and training. During subsequent years, these services are available for an additional fee. To date, almost all of our revenue from content providers has consisted of the minimum annual payments. Except as required by law, undertake no obligation to update any forward looking statements.

          We have generated small amounts of revenue to date, and expect to generate additional revenue, from professional communities in two ways: directly from the professional community and indirectly from content providers. We typically sign multi-year royalty agreements with our professional community customers under which we receive a minimum annual payment. For that minimum payment, we provide our software and application hosting. In the first year of the agreement as part of the minimum payment, we also provide professional services in areas such as marketing, implementation and training. During subsequent years, these professional services are available for an additional fee. Because the professional communities usually provide their members with access to content from our content providers, our content providers would receive revenue which is included in the calculation of the royalties we are entitled to receive from our content providers as described above. In late 1999, we entered into our first agreements with these professional communities and almost all of our revenue to date from them has consisted of minimum annual payments.

       We generate revenue from our reseller partners who purchase content providers and resell them to their customers. To date, resellers have typically sold both perpetual licenses to our software and annual maintenance agreements. They usually provide additional professional services themselves, but may also resell some of our professional services. Generally, they receive a discount from our list prices. When they resell content from our content providers, our content providers would receive revenue that is included in the calculation of the royalties we are entitled to receive from our content providers as described above. We have only recently entered into agreements with reseller partners and have received little revenue to date from them.

       In accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position 97-2, as amended we recognize revenue from licensing of our software if all of the following conditions are met:

          .    There is persuasive evidence of an arrangement;

          .    We have delivered the product to the customer;

          .    Collection of the fees is probable; and

          . The amount of the fee to be paid by the customer is fixed or determinable.

       For arrangements involving customer acceptance, revenue recognition is deferred until the earlier of the end of the acceptance period or until written notice of acceptance is received from the customer.

       For arrangements involving significant modification and customization of our software product, we recognize revenue using the percentage-of-completion method. However, where there are customer acceptance clauses which we do not have an established history of meeting or which are not considered to be routine, we recognize revenue when the arrangement has been completed and accepted by the customer.

       For arrangements which include multiple elements, such as product license, maintenance and support, hosting and professional services, we allocate revenue to all undelivered elements, usually maintenance and support, hosting and professional services, based on objective evidence of the fair value of those elements. Fair value is specific to us and represents the price for which we sell each element separately. Any amount remaining is allocated to the delivered elements, generally only the product license, and recognized as revenue when the conditions discussed above are met.

       We recognize revenue from fees for ongoing maintenance and support ratably over the period of the maintenance and support agreement, which is generally one year. We recognize revenue allocated to, or fees generated from, the separate selling of professional services as the related services are performed. Fees associated with hosting services, including any initial set-up fee, are recognized ratably over the period of the hosting agreement, which is generally one year.

       For arrangements with our content providers, the minimum fee is allocated among the separate elements, including professional services and hosting, based on the fair value of each of these elements. Any minimum royalty amount is recognized as revenue ratably over the period in which it is earned, which is generally one year. Any royalty over and above the minimum is recognized upon receipt of a revenue report from the content provider.

       Revenue from sales through resellers are recognized upon sale to end users provided all the conditions for revenue recognition set forth above have been met.

       Customer billings which have not been recognized as revenue in accordance with the above policies are shown on the balance sheet as deferred revenue.

Costs and expenses

       Our cost of license revenue includes the cost of manuals and product documentation, production media and shipping costs. Our cost of service and maintenance revenue includes salaries and related expenses of our professional services organization and charges related to hosting activities and other third party services.

       Research and development, sales and marketing, and general and administrative expense categories include direct costs such as salaries, employee benefits, travel and entertainment, and allocated communication, information technology, rent and depreciation. Sales and marketing expenses also include sales commissions and expenditures related to public relations, advertising, trade shows and marketing campaigns. General and administrative expenses also include costs such as legal and financial services fees.

       Stock-based compensation consists of two components. The first component is amortization of unearned stock-based compensation recorded in connection with stock option grants to our employees. This amount represents the difference between the deemed fair value of our common stock for accounting purposes on the date these stock options were granted and the exercise price of those options. This amount is included as a component of stockholders' equity and is being amortized on an accelerated basis by charges to operations over the vesting period of the options, consistent with the method described in Financial Accounting Standards Board Interpretation No. 28. The second component is the fair value of common stock and other equity instruments issued to non-employees in exchange for services. We use the Black-Scholes pricing model to estimate the fair value of other equity instruments granted to non-employees.

  History of Losses

       We have incurred significant costs to develop our technology and products and for our engineering, sales, marketing, professional services and administration departments. As a result, we have incurred significant losses since inception and as of September 30, 2000, had an accumulated deficit of $89.4 million. We believe our success is contingent on increasing our customer and partner base, continually enhancing our Docent Enterprise product and expanding the number of our eHub members. We intend to continue to invest heavily in sales, marketing, research and development, and administrative personnel and infrastructure. We therefore expect to continue to incur substantial operating losses for the foreseeable future.

Results of Operations

  Three and Nine Months Ended September 30, 1999 and 2000

  Revenue

       Total revenue increased $2.7 million, from $210,000 for the three months ended September 30, 1999 to $2.9 million for the three months ended September 30, 2000. Total revenue increased $4.9 million, from $382,000 for the nine months ended September 30, 1999 to $5.3 million for the nine months ended September 30, 2000. The increases in revenue were primarily attributable to increases in the number of customers and revenue per customer. The growth in our customer base is primarily due to the increased market acceptance of our product and an increase in the size of our sales and marketing organization and partners. The growth in revenue per customer is a reflection of the evolution of our business strategy toward focusing on larger enterprise opportunities.

       Total license revenue increased $1.4 million, from $62,000 for the three months ended September 30, 1999 to $1.5 million for the three months ended September 30, 2000. Total license revenue increased $2.1 million, from $103,000 for the nine months ended September 30, 1999 to $2.2 million for the nine months ended September 30, 2000. The increase in revenue was primarily attributable to increases in the number of customers and revenue per customer as described above.

       Total service and maintenance revenue increased $1.2 million, from $148,000 for the three months ended September 30, 1999 to $1.4 million for the three months ended September 30, 2000. Total service and maintenance revenue increased $2.9 million, from $279,000 for the nine months ended September 30, 1999 to $3.2 million for the nine months ended September 30, 2000. The increase in revenue was primarily attributable to increases in the number of customers and revenue per customer described above. To a lesser extent, the increase was due to the cumulative effect of renewals of annual maintenance agreements.

       Three customers accounted for 23%, 13% and 10% of the Company's revenue for the three months ended September 30, 2000. One customer accounted for 13% of the Company's revenue for the nine months ended September 30, 2000. Three customers accounted for 35%, 20% and 10% of the Company's revenue for the three month period ended September 30, 1999. Four customers accounted for 19%, 13%, 11% and 10% of the Company's revenue for the nine month period ended September 30, 1999.

  Costs and Expenses

       Cost of license revenue has not materially changed for the three and nine month periods ended September 30, 1999 and 2000, and consisted primarily of the fixed costs of delivering the software. Cost of service and maintenance revenue increased $1.7 million, or 518%, from the three months ended September 30, 1999 to the three months ended September 30, 2000. Cost of service and maintenance revenue increased $4.4 million, or 560%, from the nine months ended September 30, 1999 to the nine months ended September 30, 2000. These increases are due to the growth in personnel in our professional services organization.

       Research and development. Research and development expenses increased $668,000, or 100%, from the three months ended September 30, 1999 to the three months ended September 30, 2000. Research and development expenses increased $1.5 million, or 86%, from the nine months ended September 30, 1999 to the nine months ended September 30, 2000. The increases were primarily attributable to increases in the number of research and development personnel. To date, all software development costs have been expensed in the period incurred. We believe that continued investment in research and development is critical to attaining our strategic objectives and, as a result, we expect research and development expenses to increase in future periods.

       Sales and marketing. Sales and marketing expenses increased $6.9 million, or 329%, from the three months ended September 30, 1999 to the three months ended September 30, 2000. Sales and marketing expenses increased $15.1 million, or 271%, from the nine months ended September 30, 1999 to the nine months ended September 30, 2000. The increases were primarily attributable to an increase in the number of employees in our sales and marketing organizations, and, to a lessor extent, to increased marketing expenses. Expenses relating to sales and marketing personnel increased $5.6 million for three months ended September 30, 2000 and increased $12.1 million for nine months ended September 30, 2000, when compared to the same periods in fiscal 1999. Expenses relating to marketing activities including advertising, trade shows, promotional materials and public relations, increased $1.3 million for the three months ended September 30, 2000 and $3.0 million for the nine months ended September 30, 2000, when compared to the same periods in fiscal 1999. We believe our sales and marketing expenses will continue to increase in absolute dollar amounts in future periods as we expect to continue to expand our sales and marketing efforts.

       General and administrative. General and administrative expenses increased $1.1 million, or 157%, from the three months ended September 30, 1999 to the three months ended September 30, 2000. General and administrative expenses increased $2.9 million, or 213%, from the nine months ended September 30, 1999 to the nine months ended September 30, 2000. The increases were primarily attributable to an increase in administrative employees and in the amount of outside professional service fees. Expenses relating to general and administrative personnel increased $1.0 million for the three months ended September 30, 2000 and increased $2.3 million for the nine months ended September 30, 2000, when compared to the same periods in fiscal 1999. Fees for outside professional services, such as attorneys and accountants, increased $583,000 for the nine months ended September 30, 2000, when compared the same period in fiscal 1999. We believe general and administrative expenses will continue to increase in absolute dollars, as we expect to add personnel to support our expanding operations, incur additional costs related to the growth of our business and assume the responsibilities of a public company.

       Stock-based compensation. In connection with the issuance of common stock and the granting of stock options and warrants to our employees and non-employees, we recorded stock-based compensation totaling approximately $55.1 million as of September 30, 2000. Stock-based compensation expense relating to the common stock, options and warrants was $4.4 million for the three months ended September 30, 2000, $23.0 million for the nine months ended September 30, 2000, $364,000 for the three months ended September 30, 1999, and $843,000 for the nine months ended September 30, 1999. As of September 30, 2000, we had an aggregate of $27.5 million of deferred stock-based compensation to be amortized.

       The amortization of the remaining deferred stock-based compensation is expected to result in additional charges to operations as follows: $4.8 million in the remaining three months ending December 31, 2000; $12.1 million in 2001; $6.4 million in 2002; $3.3 million in 2003; and $873,000 in 2004.

  Interest income and other expense, net

       Interest income and other expense, net consists of interest income, interest expense and other non-operating expenses. Interest income and other expense, net increased $147,000 from the three month period ended September 30, 1999 to the three month period ended September 30, 2000. Interest income and other expense, net increased $600,000 from the nine month period ended September 30, 1999 to the nine month period ended September 30, 2000. Interest income increased from a higher average invested cash proceeds from financing activities.

  Liquidity and Capital Resources

       Since inception, we have funded our operations primarily through the sale of equity securities, through which we have raised net proceeds of $78.0 million through September 30, 2000. As of September 30, 2000, we had approximately $30.3 million of cash and cash equivalents and outstanding equipment leases and notes payable of $1.9 million.

       Cash used in operating activities was $26.2 million in the nine months ended September 30, 2000, and $8.2 million in the nine months ended September 30, 1999. The cash used during these periods was primarily attributable to net losses of $50.5 million during the nine months ended September 30, 2000, and $10.0 million in the nine months ended September 30, 1999. During the first nine months of 2000, these net losses required lower cash use due to non-cash compensation charges related to various equity instruments granted to employees and non-employees. Total expenses in relation to these grants were $23.0 million in the nine months ended September 30, 2000.

       In addition, changes in operating assets and liabilities generated cash of $410,000 in the nine months ended September 30, 2000, and $749,000 in the nine months ended September 30, 1999. The charges during the periods primarily were the result of increases in accounts payable, accrued liabilities and deferred revenue offset by increases in accounts receivable and prepaid expenses as we expanded our business. During the first nine months of 2000, accounts receivable increased $5.2 million due the increase in revenue.

       Investment in property and equipment, excluding equipment acquired under capital leases, was $3.0 million in the nine months ended September 30, 2000, and $210,000 in the nine months ended September 30, 1999.

       Cash provided by financing activities was $46.7 million during the nine months ended September 30, 2000, and $20.6 million in the nine months ended September 30, 1999. The funding resulted primarily from net proceeds from the sale of convertible preferred stock and, to a lesser extent, from bank borrowings during the nine months ended September 30, 1999 . These amounts were partially offset by payments on capital lease obligations and notes payable of $741,000 in the nine months ended September 30, 2000, and $533,000 in the nine months ended September 30, 1999.

       As of September 30, 2000, we did not have any material commitments for capital expenditures. Our principal commitments consisted of obligations of $1.7 million under operating leases and $192,000 under capital leases.

       In October and November 2000, Docent sold 9,200,000 shares of common stock in its initial public offering with proceeds, net of commissions, of $94.1 million. In conjunction with the initial public offering, all outstanding shares of the Company's preferred stock converted into shares of common stock on a one-to-one basis. Proceeds from the initial offering include proceeds from shares issued upon exercise of the underwriters' over-allotment.

       We currently anticipate that our available cash resources, combined with the net proceeds from our offering, will be sufficient to meet our presently anticipated working capital, capital expenditure and business expansion requirements for the foreseeable future. However, we may need to raise additional to support a more rapid expansion, develop new or enhanced applications and services, respond to competitive pressures, acquire complementary businesses or technologies, or take advantage of unanticipated opportunities.

Recent Accounting Pronouncements

       In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities and supercedes and amends a number of existing accounting standards. SFAS No. 133 requires that all derivatives be recognized in the balance sheet at their fair market value and the corresponding derivative gains or losses be either reported in the statement of operations or as a deferred item depending on the type of hedge relationship that exists with respect of such derivatives. In July 1999, the Financial Accounting Standards Board issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133. SFAS No. 137 deferred the effective date until the year beginning after June 30, 2000. In June 2000, the Financial Accounting Standards Board issued SFAS No. 138, Accounting for Derivative Instruments and Hedging Activities--An Amendment of FASB Statement No. 133. SFAS No. 138 amends the accounting and reporting standards for certain derivatives and hedging activities such as net settlement contracts, foreign currency transactions and intercompany derivatives. The Company will adopt SFAS No. 133 in its quarter ending March 31, 2001. To date, the Company has not engaged in derivative or hedging activities.

       In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. We have complied with the guidance in SAB 101 for all periods presented.

       In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 ("FIN 44") "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25". FIN 44 clarifies the application of Opinion No. 25 for (a) the definition of employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of FIN 44 did not have a material impact on the financial statements.

       In various areas, including revenue recognition and stock-based compensation, accounting standards and practices continue to evolve. The FASB continues to address revenue and other related accounting issues. The management of the Company believes it is in compliance with all of the rules and related guidance as they currently exist. However, any changes to generally accepted accounting principles in these areas could impact the Company's accounting for its operations.

ITEM 3   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Market and Currency Risk

                  All of our revenue and capital spending is denominated in U.S. dollars. As of September 30, 2000, we were exposed to interest rate risk on the balance outstanding on our equipment loan and subordinated debt facility. The table below presents principal amounts by expected maturity and the weighed average interest rates of debt obligations which are sensitive to changes in interest rates.

                                                                                                 Expected Maturity Date
                                                                                                 ----------------------
                                                                                       2000         2001         2002         Total
                                                                                      -------     -------      --------     --------
                                                                                                     (in thousands)
          Equipment loan.........................................................     $   36      $    12       $    --     $    48

          Weighted average interest rate.........................................        8.5%         8.5%          8.5%        8.5%
          Subordinated debt facility.............................................     $  343      $ 1,080       $   363     $ 1,786
          Weighted average interest rate.........................................       12.2%        12.2%         12.2%       12.2%

                       We believe that the fair value of our current borrowings approximates their carrying value due to the fact that the interest rates charged approximate a market rate.





PART II. OTHER INFORMATION.


Item 1.  Legal Proceedings
         -----------------

         Not applicable.

Item 2.  Changes in Securities
         ---------------------

         During the quarter ended September 30, 2000, options to purchase 2,099,904 shares of common stock to our employees, consultants, and 4 directors
---------
under our 1997 Stock Plan.

         During the quarter ended September 30, 2000, we sold 2,598,875 shares of Series F convertible preferred stock at $7.52 per share for net proceeds of approximately $18.8 million.

         During the quarter ended September 30, 2000, we issued a warrant to purchase 14,772 shares of common stock.

         During the quarter ended September 30, 2000, employees, consultants and 5 members of the board of directors exercised options for 1,732,086 shares of common stock. Also during the period, the company issued 119,044 shares of common stock and 185,000 shares of Series D Preferred Stock pursuant to the exercise of warrants held by investors.

         The sale of the above securities was deemed to be exempt from registration under the Securities Act of 1933 (the "Act") in reliance upon
Section 4(2) of the Act or Rule 701 promulgated under Section 3(b) of the Act.

Use of Proceeds

         On October 4, 2000, we completed the initial public offering of our common stock. The managing underwriters in the offering were Deutsche Banc Alex. Brown, Dain Rauscher Wessels and Thomas Weisel Partners LLC. The shares of the common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (No. 333-34546). The Securities and Exchange Commission declared the Registration Statement effective on September 29, 2000.

         The offering commenced on September 29, 2000 and terminated on October 4, 2000 after we had sold 8,000,000 of the shares of common stock registered under the Registration Statement. We sold the remaining 1,200,000 of the shares of common stock registered under the Registration Statement on November 1, 2000. The initial public offering price was $11.00 per share for an aggregate public offering of $101,200,000. We paid a total of $7,084,000 in underwriting discounts and commissions. In addition, we incurred costs and expenses, other than underwriting discounts and commissions, totaling approximately $2,300,000 in connection with the offering.

         After deducting the underwriting discounts and commissions and the offering expenses, the estimated net proceeds to us from the offering were approximately $91,816,000. The proceeds of the offering were predominantly held in a money market account as of October 4, 2000.

Item 3.  Defaults Upon Senior Securities
         -------------------------------

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         (a) At our annual meeting of stockholders, held on July 18, 2000, the following matters were submitted to a vote of the stockholders:

               (1)    The election of directors as follows.


                                                              FOR                AGAINST          ABSTAIN/NOT VOTE
                                                              ---                -------          ----------------
                      David R. Ellett:                     22,021,031                0                2,041
                      Kevin G. Hall:                       22,021,031                0                2,041
                      Jos C. Henkens:                      22,021,031                0                2,041
                      Ali Kutay:                           22,021,031                0                2,041
                      David Mandelkern:                    22,017,573            1,058                2,041
                      Pardner Wynn:                        22,021,031                0                2,041

               (2) An amendment to our 1997 Stock Option Plan to increase the number of shares reserved for issuance under the Plan from 7,300,000 shares of our common stock to 8,300,000.


                                                              FOR                AGAINST          ABSTAIN/NOT VOTE
                                                              ---                -------          ----------------
                                                           22,021,072              0                     0

               (3) The Amended and Restated Articles of Incorporation to be effective upon the closing of our public offering.

                                                              FOR                AGAINST          ABSTAIN/NOT VOTE
                                                              ---                -------          ----------------
                                                           22,021,072              0                     0

               (4) The adoption of our 2000 Omnibus Equity Plan to be effective upon the closing of our public offering.


                                                              FOR                AGAINST          ABSTAIN/NOT VOTE
                                                              ---                -------          ----------------
                                                           22,016,289             1,458                3,325

               (5) The adoption of our 2000 Employee Stock Purchase Plan to be effective upon the closing of our initial public offering

                                                              FOR                AGAINST          ABSTAIN/NOT VOTE
                                                              ---                -------          ----------------
                                                           22,016,289             1,458                3,325

               (6) An amendment to our bylaws to be effective upon the closing of our public offering.

                                                              FOR                AGAINST          ABSTAIN/NOT VOTE
                                                              ---                -------          ----------------
                                                           22,019,614             1,458                  0

               (7) The adoption of a form of indemnification agreement for use by our officers and directors to be effective upon the closing of the public offering.

                                                              FOR                AGAINST          ABSTAIN/NOT VOTE
                                                              ---                -------          ----------------
                                                           22,019,614             1,458                  0

         (b) We solicited the consent of our stockholders as of August 2000 to approve the following:

               The Amended and Restated Certificate of Incorporation authorizing 2,659,574 shares of Series F preferred Stock.

                                                              FOR                AGAINST          ABSTAIN/NOT VOTE
                                                              ---                -------          ----------------
                                                           17,923,283               0                7,220,052

         (c) We solicited the consent of our stockholders as of August 2000 to approve the following:

               The Amended and Restated Certificate of Incorporation increasing the authorization of Series F preferred stock to 4,000,000 shares of Series F preferred stock.

                                                              FOR                AGAINST          ABSTAIN/NOT VOTE
                                                              ---                -------          ----------------
                                                           17,242,484               0                 7,900,851

Item 5.  Other Information
         -----------------

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

     Exhibits:

         (a) The exhibits listed on the accompanying index to exhibits are filed or incorporated by reference (as stated therein) as part of this report on 10Q.

         (b) No reports on Form 8-K were filed by Docent, Inc. during the three months ended September 30, 2000.

                                   SIGNATURES
                                   ----------

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

   Date: November 14, 2000
                                  Docent, Inc.
                                  ------------
                                  (Registrant)

                                  BY: /s/ DONALD E. LUNDGREN
                                      ----------------------

                                  Donald E. Lundgren
                                  Vice President and Chief Financial Officer

                                 EXHIBIT INDEX
                                 -------------

3.1 Amended and restated Certificate of Incorporation, filed as Exhibit 3.2 to the Registrant's registration statement on Form S-1 (File No. 333-34546) and incorporated herein by reference.


3.2 Amended and restated Bylaws of the Registrant filed as Exhibit 3.3 to the Registrant's registration statement on Form S-1 (File No. 333-34546) and incorporated herein by reference.


4.1 Form of Common Stock Certificate, filed as Exhibit 4.1 to the Registrant's registration statement on Form S-1 (File No. 333-34546) and incorporated herein by reference.

4.2   Amended and restated Investor Rights Agreement, dated August 29, 2000.



27    Financial Data Schedule