Form 10-K405
period 2000-12-31
DOCENT INC
filed 2001-02-16
CIK 1043134

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
   OF 1934

  For the Fiscal Year Ended December 31, 2000

                                       OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  For the transition period from _____ to ______

                         Commission File Number 0-31537

                               ----------------

                                  DOCENT, INC.
             (Exact name of registrant as specified in its charter)

                Delaware                               77-0460705
      (State or other jurisdiction                  (I.R.S. Employer
   of incorporation or organization)              Identification No.)

         2444 Charleston Road,                           94043
       Mountain View, California                       (Zip Code)
    (Address of principal executive
                offices)

                                 (650) 934-9500
              (Registrant's telephone number including area code)

                               ----------------

          Securities registered pursuant to Section 12(b) of the Act:

                              Name of Each Exchange
        Title of Each Class    on Which Registered
        -------------------   ---------------------
             None                      None

          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, $0.001 par value per share
                                (Title of class)

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosures of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the Registrant's knowledge, in definitive proxy or information definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendments to this Form 10-K. [X]

   The aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the closing price of the Common Stock on January 31, 2001, on the Nasdaq National Market System of $11.875 per share, was approximately $437,260,000. For the purpose of the foregoing computation, only the directors and executive officers of the Registrant were deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

   As of January 31, 2001, Registrant had outstanding 41,955,000 shares of Common Stock, $0.001 par value per share.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

   This Annual Report on Form 10-K contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "forecasts," "predicts," "intends" or the negative of such terms or other comparable terminology. In addition, these forward-looking statements include, but are not limited to, statements regarding the following: (1) our ability to compete effectively in the e-Learning and knowledge exchange market, (2) our plans to develop new products and services, (3) our business strategies and plans, and (4) our strategic relationships with Hewlett-Packard, Accenture, Harvard Business School Publishing and Smartforce. Actual results may differ materially from those described in any such forward looking statements. Risks inherent in the Company's business and factors that could cause or contribute to such differences include without limitation the risks set forth in the "Risk Factors" section and the considerations set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company expressly disclaims any obligation to update any forward looking statements.

                                     PART I

ITEM 1. BUSINESS

The Company

   We provide infrastructure software products and services that enable the exchange of knowledge within and among our three groups of customers, which consist of large enterprises, educational content providers and online professional communities. Our solutions provide the following features and benefits to our customers:

  . Enterprises can easily create and manage educational content that has been tailored to their specific requirements. They are also able to deliver this customized content to each individual user as and when requested. Enterprises can identify, for each of their users, the skill areas that need improvement and help enhance each user's competency level. This enables our customers to assess the effectiveness of their educational programs and can provide enterprises with a measurable impact on business results;

  . Educational content providers can rapidly and cost-effectively generate additional revenue by bringing their offerings online; and

  . Online professional communities, such as a group of salespeople or consultants communicating through the Internet, can generate additional revenue by offering their members a broad range of educational content from multiple sources as well as skill assessment and performance tracking.

   We were incorporated in Delaware in June 1997.

Industry Background

   The Internet is rapidly being adopted as a platform for communication and cooperation among businesses and is fundamentally changing the way companies operate. This new medium offers businesses the opportunity to streamline complex business processes, reduce transaction costs, increase process efficiencies and better serve their customers.

 Knowledge Exchange

   In today's highly competitive knowledge-based economy, people are often the most significant asset within an organization. Large amounts of information frequently need to be disseminated among employees, suppliers, distributors, customers, business partners and service providers, referred to as the extended enterprise. The ability to rapidly disseminate information to people throughout the extended enterprise has become mission critical. These extended enterprises require a flexible and easily accessible knowledge exchange and elearning platform that facilitates the interactions among the different constituents.

 Traditional Learning and Training

   Learning activities have historically consisted of classroom-based and instructor-led training programs. The delivery of learning and training through traditional instructor-led methods is characterized by a number of limitations that prevent these methods from facilitating a comprehensive knowledge exchange process.

   Limitations affecting organizations include:

  . Limited scalability. The facility and personnel requirements of traditional instructor-led methods limit scalability as organizations become larger and more geographically dispersed.

  . High cost. The cost of bringing participants to learning centers or classrooms is often prohibitive, both in terms of the direct travel expenses and the indirect opportunity costs associated with removing individuals from the workplace.

  . Inefficient delivery infrastructure. Traditional learning and training methods are limited by the difficulties associated with disseminating new content to a large and distributed group of participants.

  . Limited measurement capabilities. Traditional learning and training methods lack an easy and automated means to track participants' performance results, hampering the ability of organizations to measure the impact and effectiveness of learning on an individual's performance.

   Limitations affecting individual participants include:

  . Lack of personalization. Instructor-led programs typically result in a "one-size-fits-all" experience that is not tailored to the individual participant. This may result in a learning experience that is over- or under-inclusive for the individual participant and is not customized for that participant's learning style.

  . Event-oriented learning. Traditional learning has focused on broad topics delivered at scheduled times and specific locations. Therefore, participants are precluded from continuous access to specific learning objects or information on demand.

 eLearning

   The Internet provides a platform to address the limitations of traditional learning. Initial implementations of Web-based learning and training, commonly known as eLearning, use the Web primarily as a delivery platform. eLearning delivers learning events conveniently and directly to an employee, customer or supplier at the time and location of their choice, at a low incremental infrastructure cost and through standard Web browsers. Furthermore, because the Internet reaches broad and varied market segments, eLearning allows for economies of scale in what was previously a fragmented and inefficient environment. The development of eLearning has led to the emergence of three defined categories of customers:

     Enterprises. Many enterprises have realized that eLearning has significant and measurable advantages over traditional forms of knowledge delivery and training. These enterprises require a flexible and easily accessible knowledge exchange platform which facilitates the interaction among the different constituents.

     Content providers. Companies that sell educational content often are looking for scalable solutions that enhance their revenue growth opportunities and leverage their subject matter expertise. These companies frequently lack the technical and financial resources necessary to develop an effective online presence. However, many content providers recognize that Web-based learning represents a permanent transformation in their industry to which they must respond or risk the loss of market share to new entrants.

     Professional communities. Individual and small groups of professionals, such as salespeople, consultants and medical doctors, often have limited access to the learning resources available to large enterprises. As a result, these individuals or groups of professionals have joined online professional communities to facilitate access to these resources. However, these online communities lack an easy and cost-effective means to access and retrieve the most relevant learning materials from various resources and integrate them into a comprehensive learning plan.

The Docent Solution

   We provide infrastructure software and services for creating and operating knowledge exchanges. Using our technology platform and services, our customers can easily build, customize and run their own knowledge exchange under their own brand. Our solutions are comprehensive, scalable and easily adaptable to changing circumstances, allowing our customers to develop knowledge exchanges that are customized for their existing and evolving requirements.

   Docent Enterprise, our software technology platform for building knowledge exchanges, enables our customers to:

  . develop, recommend and manage personalized instruction based on an individual's skill gaps or competency level in a format we refer to as a "learning plan;"

  . customize and deliver content on demand;

  . measure and aggregate individual results, assess program effectiveness, and refine profiles and learning plans;

  . quantify learning outcomes as they relate to business goals;

  . integrate the knowledge exchange with other enterprise applications; and

  . implement and manage a wide range of eCommerce processes.

   Docent Enterprise, combined with the services which we render in conjunction with Docent Enterprise, has been the source of all of our revenue over the last three fiscal years. We expect that our Docent Enterprise software and related services will continue to be the source of our revenue for the foreseeable future.

Strategy

   Our objective is to enhance our position as a provider of enterprise knowledge exchange solutions by building the most extensive network of enterprises, content providers and professional communities. The key elements of our strategy include:

     Increase direct sales force and strategic partnerships. Historically, our revenue has been generated through our direct sales efforts. We plan to increase our number of direct sales professionals, both domestically and internationally. In addition, we intend to increase the number of relationships with strategic partners, resellers and systems integrators. We intend to work with these parties to accelerate the growth of our global operations, provide additional customer implementation capabilities, expand our customer base and increase the number of content providers.

     Penetrate new and existing functional and vertical markets. To date, we have focused our efforts on sales, service and support organizations within segments of the technology and telecommunications, financial and business services, and healthcare industries. We are expanding the use of our products and services to include additional applications for the extended enterprise, including, for example, providing certification programs for our customers, resellers and business partners. In addition, we believe there are significant opportunities to further penetrate our existing vertical markets and service new industries.

     Expand our international presence. Our marketing efforts primarily have been focused in North America and selected countries in Europe. We believe that there are significant opportunities for our solutions in Europe and Asia. We plan to further increase our international presence in order to take advantage of these opportunities and others as appropriate.

     Continue to enhance our products and services capabilities. We plan to continue to enhance the features and functions of our products and services. In particular, we plan to focus on enhancing our capabilities in managing a wide variety of knowledge objects, tailoring content to individual participants, transaction processing and data analysis.

     Support industry standards and open architecture. Our solutions are based on standard Web technologies and an open architecture. Our solutions can be accessed through standard Internet browsers and do not require any client software installation by the customer. We support and promote all major Internet and eLearning standards. We believe that our continued support of industry standards and our open architecture will remain an attractive feature of our solutions.

Revenue from Customers

   Since January 1, 1999, we have recognized revenue from over 130 customers and business partners. In 2000, no customers accounted for 10% or greater of our revenue. In 1999, sales to Impiric, a division of Young & Rubicam, accounted for 27% of our revenue. In 1998, sales to Veritas Software accounted for 26%, sales to Sun Microsystems accounted for 13% and sales to Lucent Technologies accounted for 12% of our revenue.

Products and Services

 Docent Enterprise

   Docent Enterprise consists of four tightly integrated components: Docent Learning Management Server, Docent Content Delivery Server, Docent Desktop and Docent Mobile.

  . Docent Learning Management Server is the primary system that interfaces with users for learning management and registration and has been designed to allow a customer to easily change workflow, add new capabilities and customize the "look and feel" of their knowledge exchange;

  . Docent Content Delivery Server consists of a rules-based engine that assembles and presents content files to participants on demand based on their interaction with the knowledge exchange platform;

  . Docent Desktop assists content creators in authoring or converting courseware for deployment to the Docent Content Delivery Server. Docent Desktop allows a content creator to build a graphical outline of its courseware and populate it by importing existing files or creating new content by launching the third party editor of their choice, such as Microsoft Word or FrontPage; and

  . Docent Mobile provides the capability for users to download content from a Docent Content Delivery Server and then continue to use the content after they have disconnected from their network and resynchronize data and results after they reconnect to their servers.

 Professional Services

   Our professional services organization offers our constituents marketing, implementation, training, hosting and support and maintenance services. We provide marketing services to assist our constituents in creating highly targeted marketing plans to launch their comprehensive, online learning programs, or knowledge exchange solutions. Our implementation services assist our constituents with integration, content customization and system administration. We provide customized training through interactive classes and online learning activities to meet the needs of our customers and business partners. Our hosting services provide our constituents with the ability of implementing our solutions without impacting their information technology (commonly known as IT) resources. Our hosted offering includes a hosted technology infrastructure, Docent application support and continuous management of the hosted services. Support services are available by e-mail, fax, or telephone, both during normal business hours and on an extended coverage basis. Finally, maintenance services are provided on an annual contract basis, which includes all software updates, bug fixes, additional documentation or patches released during the contract period.

Strategic Relationships

   We have recently entered into strategic relationships to market and implement our eLearning solutions. These relationships and alliances are a fundamental element of our strategy to expand the delivery of our products and services and enter new markets. We are not presently dependent on our relationships with our strategic partners for our revenue. However, our business model anticipates that our revenue will be increasingly dependent on our strategic partners. The following is a list of some of our existing strategic partner relationships:

     Hewlett-Packard. We have granted Hewlett-Packard, or HP, a non-exclusive license to our products. The license allows HP to resell our products, either as part of HP's portfolio of personalized education solutions, or as part of its own hosted eLearning solutions. As part of the alliance, HP has granted us the right to resell its hosting and solution services to our customers in combination with the sale of our products. The agreement does not require HP to market a minimum quantity of our products. Our agreement with HP is for three years, terminating, in the absence of a breach by either party, on December 31, 2002.

     Accenture (formerly known as Andersen Consulting). We have entered into an alliance agreement with Accenture, or AC. The alliance agreement provides for the submission of joint proposals to potential clients, where either we would be subcontracting our services to AC or AC would be subcontracting their services to us. In accordance with the terms of the alliance agreement, we have also granted AC a non-exclusive, non-transferable and royalty-free license to use our products to assist AC in connection with its consulting activities with its clients when such activities support the marketing and licensing of Docent Enterprise to other third parties. The alliance agreement is for an initial term of three years, terminating on March 31, 2003, with either party being able to terminate the agreement without cause on 60 days notice. Concurrent with the alliance agreement, the Company entered into a consulting services agreement with AC pursuant to which the Company committed to purchase at least $2 million of consulting services from AC prior to March 31, 2002.

     Harvard Business School Publishing. We have entered into an alliance agreement with Harvard Business School Publishing, or HBSP, focused on creating and delivering management education to corporate customers and individual managers. The relationship includes plans for joint marketing and sales activities including joint advertising and other promotional activities as well as sales to major target clients. The current agreement with HBSP has an indefinite term, terminable with or without cause on 30 days written notice.

     SmartForce. We have entered into a strategic alliance agreement with SmartForce. The alliance includes integrating elements of Docent Enterprise software into SmartForce's eLearning platform in order to create a more comprehensive eLearning product for SmartForce. The strategic alliance agreement would be in effect for an initial term of three years. After one year, either party would be able to terminate the agreement with 90-days' notice.

     Resale and service partnerships. We also have resale and service partnerships with a variety of regional resale and service providers. Our reselling and service partners may sublicense Docent Enterprise as a component of their eLearning solution. These partners receive a percentage of the revenue received from each resale and service transaction. Our agreements with our resale and service providers typically have an original term of one to three years, terminable earlier with or without cause on 60 days notice.

     Marketing and Technology alliances. We have established a number of marketing and technology alliances that help provide multiple benefits, including joint sales calls, trade show promotions, marketing activities and promotions, access to technologies and joint press releases. These marketing alliances enhance brand awareness and increase demand for Docent Enterprise. Our marketing alliance agreements typically have an original term of one year, terminable earlier with or without cause on 60 days notice. Our technology alliances improve our reputation in the industry by allowing us to provide our customers with a more comprehensive solution. Our technology alliance agreements are typically for an original term of one year, terminable earlier with or without cause on 60 days notice.

Technology, Research and Development

   Our solutions are designed on a standards-based, open and scalable architecture, are Web-based and are accessible by users through standard Web browsers. As a result, our infrastructure supports large numbers of individual users and member organizations within a single knowledge exchange. The architecture has been designed to allow for content and results from multiple organizations to be aggregated easily and delivered to anyone using a variety of Internet appliances. Our Web-based architecture does not require additional software to be installed and maintained on each user's computer or other Internet devices. This allows knowledge exchanges to reach a diverse set of internal and external participants with minimal deployment and maintenance costs. Furthermore, the user profiles, assessment results, detailed course statistics and other types of user activity data are tracked in a central database in order to analyze usage and participant behavior patterns.

   Our research and development expenses are funded by debt and equity financings, as well as by our revenue. All of our research and development expenditures are expensed. These expenses accounted for approximately $6.6 million for the year ended December 31, 2000; approximately $3.0 million in fiscal year 1999; and approximately $2.2 million in fiscal year 1998. Our efforts and expenditures in research and development are devoted to enhancing the functionality of our existing product, Docent Enterprise, which is currently being shipped and released.

   Our solutions are designed to support leading relational database management systems, including Oracle and Microsoft SQL Server. We support multiple operating systems and hardware configurations to meet the different needs of our customers. Our software incorporates third party software in addition to code which we have created ourselves. Server applications are based on standard Web server technology and are implemented in C++ with native connectivity to both the Web server and the database. The multi-tier architecture connects browser-based applications to application servers and databases through an enterprise local area network, wide area network, Intranet or a secure Internet connection. Our technology performs messaging between clients and the application engine in real time over TCP/IP and makes database connections through native database interfaces. Key features of our technology include:

     Single unified data model. Our solutions are built around a single, unified data model. The complete learning experience of a user, from initial skill gap analysis and learning plan development, through registration and content delivery, to post-assessment, certification and measurement of results, is tracked in relational databases that share information in an integrated, comprehensive and data-centric learning environment.

     Scalable platform. Our solutions are designed as a series of separable application servers, allowing individual hardware platforms to be sized to the specific needs of a customer. We are able to add multiple application servers in one or more geographic locations to provide the capacity to handle large numbers of participants, organizations, courses and types of content or to improve the overall response time of the system.

     Ease of implementation. Our solutions have been designed to be easily tailored to an organization's business environment. This has been accomplished through the use of our "application file" architecture which includes HTML tags, SQL database queries and standard scripting language statements in ordinary text files. A standard system can be quickly and easily deployed using automated installation scripts.

     Standards-based open architecture. Our application servers run in both the Windows NT and UNIX environments, using standard Web servers from Microsoft, Netscape, Apache and others, and relational databases from Microsoft or Oracle. We provide direct connections to industry standard databases and Web servers. Our platform can be accessed from any HTML 2.0+ compliant Internet browser without requiring any plug-ins, applets or client-side software, including from platforms such as Macintosh OS and Linux. Our solution infrastructure is based on standard Internet architectures and protocols. We support standards activities in the learning management arena, and our system is one of the few certified as compliant with the Aviation Industry CBT Committee (AICC) AGR-010 Internet-based course management interface standard. We are also in conformance with the United States Department of Defense (DOD) Advanced Distance Learning
  (ADL) initiative's Sharable Courseware Object Reference Model (SCORM) version 1.0 specifications.

     Remote and wireless operations. Our solutions provide a number of capabilities to allow for remote and wireless operations. These include hybrid Web/CD-ROM deliverables that enable organizations to make more effective use of limited network bandwidth. Our Docent Mobile component allows users to download content for use while disconnected from the Internet or an intranet and to synchronize results upon reconnection. Our technology platform also allows us to deliver knowledge exchange solutions through non-traditional devices such as WebTV, Palm or other personal data assistant devices and browser-equipped cellular telephones.

Sales and Marketing

   We focus our marketing efforts on educating potential knowledge exchange members, generating new sales and partnership opportunities, and creating awareness for our knowledge exchange solutions. To reach our knowledge exchange constituents, we conduct a variety of marketing programs including trade shows, seminars, Web marketing programs, advertising, press relations and industry analyst programs. To help our constituents and resellers successfully create, market and maintain their knowledge exchange, we have an extensive set of marketing programs which include the "Powered by Docent" branding, lead exchange, co-marketing and technical and sales training programs. We also host regularly scheduled networking programs to facilitate communication among content providers, resellers and professional communities.

   We market and sell our solutions and related services primarily through our direct sales force in the United States. Outside of the United States we rely heavily on our international partners. To date, we have focused our sales efforts on enterprise-class organizations in the technology, financial and business services, and healthcare industries and on content providers. Our sales efforts are directed at executive level decision makers within sales, customer support and customer education organizations. We have ten sales offices in the United States, one sales office in The Netherlands, one sales office in France and one sales office in the United Kingdom. We also have sales personnel in Belgium and Norway. As of December 31, 2000, we had 128 employees in our sales and marketing departments.

   During the year ended December 31, 2000, we realized $1.1 million, or approximately 9.6%, of our revenue from our European sales. In fiscal year 1999 and 1998, we did not derive any revenues from foreign operations. These amounts are attributable to our revenue on the basis of direct billing to the customer at the customer's location.

Competition

   The market for knowledge exchange and eLearning is intensely competitive, subject to rapid technological change and significantly affected by new product introductions and activities of other industry participants. The knowledge exchange and eLearning market is highly fragmented with many competitors, and no single company accounts for a dominant market share. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any one of which could harm our business. Although we believe that we offer one of the most comprehensive knowledge exchange platforms, we encounter, or could encounter, competition with respect to different aspects of our solution from a variety of companies, including:

  . companies which provide software and services to address specific components of knowledge exchange platform solutions;

  . companies that sell online and traditional learning materials over the Internet;

  . existing or potential customers or partners who develop in-house solutions, including traditional learning programs which are classroom-based and led by instructors; and

  . enterprise software vendors who could develop their products to include learning content.

   The boundaries between the different areas in which these groups of competitors compete are permeable. Competitors who are categorized in one area may have or may develop products or services which compete with us in other areas. Companies that compete with particular aspects of our solutions include:
Click2Learn, DigitalThink, IBM MindSpan (Lotus LearningSpace), Pathlore, Saba Software and WBT Systems, among others. We expect additional competition from other established and emerging companies as the market for knowledge exchange solutions evolves. Some of our current or potential competitors have longer operating histories and significantly greater financial, technical, marketing and other resources than we do. Therefore, they may be able to respond more quickly to new or changing opportunities, technologies and customer requirements. Also, many current and potential competitors have wider brand recognition and more extensive customer bases that could be leveraged, thereby gaining market share to our detriment.

   The markets we serve are new and evolving rapidly. We believe that the principal factors that would bear upon our performance in comparison to our competitors include the following: the breadth and depth of learning and training solutions, product quality and performance, product features and functions, knowledge exchange services and support, core technology and the ability to rapidly implement solutions. We believe that our solutions are currently competitive with respect to these factors. However, we may not be able to sustain our competitive position against current and potential competitors, especially those with significantly greater financial, marketing, service, support, technical and other resources.

Intellectual Property Rights

   Our success and ability to effectively compete is dependent on our ability to develop and maintain the proprietary aspects of our technology and operate without infringing on the intellectual property rights of others. We rely on a combination of trademark, trade secret and copyright law and contractual restrictions to protect the proprietary aspects of our technology. These legal protections afford only limited protection for our technology. We seek to protect the source code for our software, documentation and other written materials under trade secret and copyright laws. We license our software pursuant to signed license or "shrink wrap" agreements, which impose restrictions on the licensee's ability to use the software. Finally, we seek to avoid disclosure of our intellectual property by requiring employees and consultants with access to proprietary information to execute confidentiality agreements with us and by restricting access to our source code. Due to rapid technological change, we believe factors such as the technological and creative skills of our personnel and new product developments and enhancements to existing products are more important to establishing and maintaining a technology leadership position than the various legal protections of our technology.

   Despite our efforts to protect our intellectual property rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult and, while we are unable to determine the extent to which software piracy exists, if at all, it can be expected to be a persistent problem. The laws of many countries do not protect our proprietary rights to as great an extent as do the laws of the United States. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the intellectual property rights of others or to defend against claims of infringement or invalidity. Any such litigation could result in substantial costs and diversion of resources. Our means of protecting our intellectual property rights may not be adequate to protect us from the infringement or misappropriation of our intellectual property rights by others.

   Currently, third parties have registered Docent or a variant as a trademark in the United States and in some other jurisdictions outside the United States for use with goods or services which could be construed to overlap those offered by Docent. Although these third parties have not initiated formal infringement proceedings or any other formal challenges to Docent's use of the Docent trademark, any claims, with or without merit, could cause costly litigation that could consume significant management time. Although our application to register Docent as a trademark in the United States for particular goods and services has been allowed and will proceed to registration once a statement of use is filed, we may not be able to register Docent as a trademark in some countries, including the United States, for use with other goods or services due to existing registrations of third parties. As a result, we may choose not to use Docent as a trademark in one or more of these countries in connection with some of our products or services. A third party has claimed that course offerings on our website infringe on its patent. Although this third party has offered us the ability to license this patent, it has not yet disclosed the terms for the license. If this third party's claim for infringement and its patent are valid, we may be required to license the patent on terms that may or may not be favorable or be forced to alter our website or our software product which is the subject of the patent, either of which results may adversely affect our revenue.

   We obtain the content for many of the courses delivered with our solutions from outside content providers and also receive the right to resell this content to other customers. It is possible that the use of this content may subject us to the intellectual property claims of third parties. Although we seek indemnification from our content providers to protect us from these types of claims, we may not be fully protected from extensive damage claims or claims for injunctive relief. In addition, our content providers may assert that some of the courses we develop under contract with other customers may improperly use their proprietary content. Our involvement in any litigation to resolve intellectual property ownership matters would require us to incur substantial costs and divert management's attention and resources. If we became liable to third parties for infringing their intellectual property rights, we could be required to pay substantial damages. In order to continue marketing our products, we may be required to develop noninfringing intellectual property, obtain a license or cease selling the products that contain the infringing intellectual property, each of which may cause us to incur significant costs and expenses. Furthermore, we may be unable to develop noninfringing intellectual property or to obtain a license on commercially reasonable terms, if at all. In this event, if the intellectual property was a trademark, we could be required to cease using a trademark which could involve a loss of goodwill, as well as the possibility of a damage award and a temporary disruption during a transition to other trademarks.

Employees

   As of December 31, 2000, we had 237 full-time employees. Of these employees, 128 were engaged in sales and marketing, 33 in research and development, 42 in professional services, 25 in finance and administration and 9 in facilities and information technology. Our future success depends on our ability to attract and retain highly qualified technical, sales and senior management personnel.

   None of our employees is represented by a labor union or collective bargaining agreement. We have not experienced any work stoppages and consider our relations with our employees to be good.

Risk Factors

   Risks Related to Our Business

 Our limited operating history subjects us to risks encountered by early stage companies and some of these risks are increased because we operate in a new and rapidly evolving market.

   Because of our limited operating history, you must consider the risks, uncertainties and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets such as the market for Web-based knowledge exchange products. We have not been in business long enough to use our operating history as a reliable aid in predicting trends specific to our company, which impairs our ability to make accurate business plans. Since the market for Web-based knowledge exchange products is rapidly evolving, our operating history will be less relevant to future performance than the operating history of a company in an industry which is not subject to rapid change. In addition, since the market for knowledge exchange products is new, we are limited in our ability to refer to industry trends as reliable predictors and to react to these trends. These limitations make it more difficult for us to anticipate the need for new products as the market for knowledge exchange products changes, thus increasing our vulnerability to competition. As a result, we may either fail to increase, or suffer a decrease in, our market share, resulting in a decrease in our revenue.

 We have a history of losses, expect future losses and may never achieve profitability.

   We have experienced losses in each quarter since our inception. We incurred net losses of $64.7 million in fiscal 2000, $18.7 million in fiscal 1999, and $6.4 million in fiscal 1998. Our accumulated deficit as of December 31, 2000 was $103.5 million. We plan to significantly increase our operating expenses to market, sell and support our knowledge exchange solutions, build our internal infrastructure and hire additional personnel. We expect that our research and development expenses will also increase significantly. In addition, we plan to make significant investments in developing relationships with current and potential knowledge exchange constituents and with strategic partners. If we do not realize the revenue that we anticipate from these investments, we may never achieve profitability.

 Fluctuations in our quarterly revenue and other operating results may cause our stock price to decline.

   We believe that quarter-to-quarter comparisons of our revenue and other operating results are not meaningful and should not be relied on as indicators of our future performance. As a consequence of quarterly revenue fluctuations our financial results may fall short of the expectations of investors. If this occurs, the price of our common stock would likely drop. In order to promote future growth, we expect to continue to expend significant sums in all areas of our business, particularly in our sales and marketing operations. Because the expenses associated with these activities must be incurred well in advance of our generating revenue from these activities, we may be unable to reduce spending quickly enough to offset any unexpected shortfall in revenue growth or any decrease in revenue levels. In addition, our revenue will need to increase in order to keep up with the increase in our expenses. As a result, our revenue and other operating results will likely vary significantly from quarter to quarter. These variances may cause our stock price to fluctuate.

 Our direct sales cycle is lengthy and requires considerable investment with no assurance of when we will generate revenue from our efforts, if at all.

   The period between our initial contact with a potential customer and that customer's purchase of our products and services typically extends from four to six months. The delay or failure to complete sales in a particular quarter could reduce our revenue in that quarter, as well as subsequent quarters over which revenue for the sale would likely be recognized. If our sales cycle unexpectedly lengthens in general or for one or more large orders, it would negatively affect the timing of our revenue and our revenue growth would be harmed. To successfully sell our products and services, we generally must educate our potential customers regarding the use and benefits of our products and services, which can require significant time, capital and other resources.

Although we must expend and allocate these resources prior to completing a sales transaction, we may never generate any revenue from these activities. In addition, many of our potential customers are large enterprises that generally take longer than smaller organizations to make significant business decisions. Any failure to meet investor expectations for a given quarter would likely cause the price of our common stock to decline.

 We have generated only limited revenue from content providers; however, we must generate significant revenue from them in the future to be successful and achieve profitability.

   We currently have agreements with some content providers to use our solutions and to provide our customers with their content. However, this content first needs to be converted and customized into a form that can be used with our technology. This conversion process can take several months to complete and few of our content providers have completed the process. Due to the nascent nature of our industry and associated technologies, and the fact that only a small number of our content providers have completed the conversion process, we anticipate that we may encounter one or more content providers who have material problems with the conversion process. Since we do not generate meaningful royalty revenue from our content providers until after the conversion process is complete and the content has been sold to end users, any modifications made during the conversion process will likely result in delaying or reducing our revenue. In addition, although we have agreements from our content providers to convert their content for use with our solutions, the content providers may choose not to complete the conversion process. Our agreements with content providers do not require that they complete the conversion process. Therefore, we may never generate meaningful royalty revenue from these content providers. Our ability to provide content to our enterprise and professional community customers also depends in large part on our content providers' willingness and ability to frequently update course material, develop new content as the underlying subject matter changes and customize generic content. In order for us to generate significant revenue, the content providers must also provide content that has widespread appeal.

 We have generated only limited revenue from resellers; however we must generate significant revenue from them in the future to be successful and achieve profitability.

   We have generated revenue from only a few of our resellers. In order to be successful, we must increase and train our reseller sales force and enter into relationships with more resellers. The resellers will require time to learn about our products and services so that they may effectively resell and implement them. A significant portion of our future revenue is dependent on our success in attracting new resellers and the motivation and ability of our existing and future resellers to sell and implement our products and services. If we are unable to attract additional resellers who would generate significant revenue for us, our revenue will not meet our expectations.

 Our lack of product diversification means that any decline in price or demand for our products and services would seriously harm our business.

   Our Docent Enterprise software products and services have accounted for substantially all of our historical revenue and are expected to do so for the foreseeable future. Consequently, a decline in the price of, or demand for, the Docent Enterprise products or services, or their failure to achieve broad market acceptance, would seriously harm our business.

 If we lose key personnel, or are unable to attract and retain additional management personnel, we may not be able to successfully grow and manage our business.

   We believe that our future success will depend upon our ability to attract and retain our key management personnel including David R. Ellett, our Chairman, President and Chief Executive Officer, David Mandelkern, our Executive Vice President and Chief Technology Officer, and the other members of our executive team. These employees are not subject to employment contracts. We may not be successful in retaining our key employees in the future or in attracting and assimilating replacement or additional key personnel. Any failure in retaining and attracting management personnel may impair our ability to rapidly grow and manage our business.

 We intend to significantly increase the number of our personnel within the next 12 months and failure to find sufficient qualified candidates would significantly impair our ability to continue our rapid growth.

   We have increased the number of our employees from approximately 87 full-time employees on December 31, 1999 to approximately 237 full-time employees on December 31, 2000. As of January 31, 2000, we had approximately 250 full-time employees. We intend to significantly increase the number of our personnel over the next twelve months. Our future success and our ability to expand our operations will depend in large part on our ability to recruit and retain additional qualified technical, and sales and marketing personnel. Competition for these types of employees is intense due to the limited number of qualified professionals and the high demand for them, particularly in the San Francisco Bay Area where our headquarters are located. Failure to attract, assimilate and retain qualified personnel, particularly technical, and sales and marketing personnel, would have a material adverse effect on our business and potential growth.

 Difficulties we may encounter in managing our growth could adversely affect our results of operations.

   We have experienced and are experiencing a period of rapid and substantial growth, which has placed a serious strain on our managerial, administrative and financial personnel and our internal infrastructure. To manage the expected growth of our operations and personnel, we will be required to improve existing and implement new operational, financial and management controls, reporting systems and procedures. We may not be able to install adequate management information and control systems in an efficient and timely manner and our current or planned personnel systems, procedures and controls may not be adequate to support our future operations. If we are unable to manage growth effectively, we will not be able to capitalize on attractive business opportunities. Furthermore, to accommodate our rapid personnel growth, we may require a new facility in Silicon Valley within the next twelve months, which may involve significant expenses in today's tight real estate market. If we are unable to locate one facility to accommodate all of our personnel, we may have to disperse our employees across multiple facilities. The existence of multiple facilities may diminish our productivity and management effectiveness.

 Intense competition in our market segment could impair our ability to grow and to achieve profitability.

   The market for our products and services is intensely competitive, dynamic and subject to rapid technological change. We expect the intensity of the competition and the pace of change to increase in the future. The relatively low barriers to entry in the eLearning market will encourage competition from a variety of established and emerging companies. Competitors vary in size and in the scope and breadth of the products and services offered. Many of our competitors have longer operating histories, substantially greater financial, technical, marketing or other resources, or greater name recognition than we do. As a result, our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any one of which would seriously harm our business. Our current and potential competitors may develop and market new technologies that render our existing or future products and services obsolete, unmarketable or less competitive. Our current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with other learning solution providers, thereby increasing the availability of their services to address the needs of our current and prospective customers. We may not be able to compete successfully against our current and future competitors and competitive pressures that we encounter may seriously harm our business.

 We have generated only limited revenue from our international operations, and our inability to expand internationally would limit our growth prospects.

   Although we have generated only limited revenue from international operations to date, our ability to expand our international presence and operations is a key component of our growth strategy. Conducting business outside of the United States subjects us to many of the same risks that other companies face in these circumstances, as well as other risks which are peculiar to our business such as:

  . a need to translate our software user interfaces and content that is not locally developed;

  . the need to find new content providers to satisfy different cultural requirements in regional markets;

  . the need for larger markets to support the increased cost of tailoring our business model, products and services to a local market; and

  . the need for additional software development to fully support multi-byte languages such as Chinese and Japanese.

   We might not successfully market, sell or distribute our products and services in foreign markets due to one or more of the factors listed above, and, consequently, our revenue and future growth may be negatively affected.

 Our market is subject to rapid technological change and if we fail to continually enhance our products and services, our revenue and business would be harmed.

   We must continue to enhance and improve the performance, functionality and reliability of our products and services. The software and electronic commerce industries are characterized by rapid technological change, changes in user requirements and preferences, frequent new product and services introductions embodying new technologies, and the emergence of new industry standards and practices that could render our products and services obsolete. In the past, we have discovered that some of our customers desire additional performance and functionality not currently offered by our products. Our success will depend, in part, on our ability to internally develop and license leading technologies to enhance our existing products and services, to develop new products and services that address the increasingly sophisticated and varied needs of our customers, and to respond to technological advances and emerging industry standards and practices on a cost- effective and timely basis. If we are unable to adapt our products and services to changing market conditions, customer requirements or emerging industry standards, we may not be able to increase our revenue and expand our business.

 Our business strategy and future success is dependent on our ability to develop relationships and enter into agreements with professional communities to promote, use and participate in our knowledge exchange solutions.

   Our knowledge exchange business model is new among our three customer constituencies, comprised of large enterprises, content providers and professional communities. However, we have the least experience with professional communities and currently only have a small number of these customers. This model may not gain broad acceptance among professional communities in the industries where we have concentrated our sales and marketing efforts to date, or in any new industries where we may later focus our efforts. Further, even if the model does gain acceptance among professional communities, it may not generate sufficient revenue to be profitable, and our profitability would thus be adversely affected.

 If any of our strategic partners change the focus of its business or fail to comply with the terms of its agreements with us, our revenue will be harmed.

   Our business model is dependent on developing additional revenue through our strategic alliances with Hewlett-Packard, Accenture, Harvard Business School Publishing and SmartForce. If one or more of these companies no longer wishes to develop business in the knowledge exchange market, we will not materially benefit from our strategic alliance with that company. In addition, if one or more of these companies breaches its strategic alliance agreement with us, we may lose the potential for additional revenue. In addition, we will need to devote a substantial number of our personnel, as well as our financial resources, to developing and maintaining our relationships with these partners. Focusing our resources on these partnerships will impair our ability to develop revenues from direct sales and other sources, making us more dependent on our relationships with these partners. Therefore, if one or more of these relationships terminates, we could suffer a significant decrease in our revenue.

 Our products sometimes contain errors and by releasing products containing defects, our business and reputation may be harmed.

   Our revenue may also decrease if previously undetected errors or performance problems in our existing or future products are discovered in the future or known errors considered minor by us are considered serious by our customers. Complex software products such as ours often contain unknown and undetected errors or performance problems. These errors or performance problems could result in lost revenue or delays in customer acceptance and may harm our business and reputation.

 If third parties claim that we infringe on their patents or other intellectual property rights, it may result in costly litigation or require us to make royalty payments.

   Third parties may claim that our current or future products or services infringe their patent, copyright, trademark or other intellectual property rights. Currently, third parties have registered Docent or a variant as a trademark in the United States and in some jurisdictions outside the United States for use with goods or services which could be construed to overlap those offered by Docent. Although these third parties have not initiated formal infringement proceedings or any formal challenges to our use of the Docent trademark, any claims, with or without merit, could cause costly litigation that could consume significant management time. In addition, another third party has claimed that course offerings on our website infringe on its patent. Although this third party has offered us the ability to license this patent, it has not yet disclosed the terms for the license. If this third party's claim of infringement and its patent are valid, we may be required to license the patent on terms that may or may not be favorable, or be forced to alter our website or software products, either of which results may adversely affect our revenue.

 We may not be able to adequately protect our intellectual property, and our competitors may be able to offer similar products and services which would harm our competitive position.

   Our success depends upon our intellectual property. We rely primarily on copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions to establish and protect our intellectual property. These mechanisms provide us with only limited protection. We do not hold any patents and currently have no patent applications pending. Although our application to register Docent as a trademark in the United States for services has been allowed, and we will proceed to registration once the statement of use and the specimens are accepted, the U.S. Trademark Office has refused to allow us to register Docent as a trademark in the United States for use with our software due to an existing registration by a third party, a decision which we intend to appeal. As a result, unless we prevail on the appeal or subsequently succeed on a petition to cancel the registration of this mark, Docent will not be registrable as a trademark in the U.S. in connection with our software. As part of our confidentiality procedures, we enter into non-disclosure agreements with our employees. Despite these precautions, third parties could copy or otherwise obtain and use our technology without authorization, or develop similar technology independently. Furthermore, effective protection of intellectual property rights is unavailable or limited in some foreign countries. Our protection of our intellectual property rights may not provide us with any legal remedy should our competitors independently develop similar technology, duplicate our products and services, or design around any intellectual property rights we hold.

 We rely on third party software incorporated in our product, and errors in this software or our inability to continue to license this software in the future would decrease our revenue and increase our costs.

   Our product incorporates third party software, and we expect to incorporate additional software as we broaden our product and services. The operation of our product would be impaired if errors occur in the third party software that we incorporate, and we may incur additional costs to repair or replace the defective software. It may be difficult for us to correct any errors in third party software because the software is not within our control. Accordingly, our revenue would decrease and our costs would increase in the event of any errors in this software. Furthermore, it may be difficult for us to replace any third party software if a vendor seeks to terminate our license to the software.

 Our revenue would decrease and our costs would increase if we fail to adequately integrate acquired businesses.

   As part of our overall business strategy, we continually evaluate and may pursue acquisitions of complementary businesses or technologies that would provide additional product or service offerings, additional industry expertise or an expanded geographic presence. We may not be able to locate attractive opportunities or acquire any we locate on favorable terms. Any future acquisition could result in the use of significant amounts of cash, potentially dilutive issuances of equity securities, the incurrence of debt or amortization of expenses related to goodwill and other intangible assets, which would reduce our earnings.

 Our business may be adversely affected by higher energy costs and interrupted power supplies resulting from the electrical power shortages currently affecting the state of California.

   Our corporate headquarters is located in Mountain View, California. We rely on a continuous power supply to conduct our operations, and California's current energy crisis could disrupt our operations and increase our expenses. In the event of an acute power shortage, California has on some occasions implemented, and may in the future continue to implement, rolling blackouts throughout California. We do not have any alternate sources of power in the event of a blackout, and our current insurance does not provide coverage for any damages we or our customers may suffer as a result of any interruption in our power supply. If blackouts interrupt our power supply, we would be temporarily unable to continue operations at our facilities. Any such interruption in our ability to continue operations at our facilities could damage our reputation, harm our ability to retain existing customers and to obtain new customers, and could result in lost revenue, any of which could substantially harm our business.

 The anti-takeover provisions in our charter documents could adversely affect the rights of the holders of our common stock.

   Our board of directors could choose not to negotiate with a potential acquiror that it did not feel was in our strategic interests. If the potential acquiror was discouraged from offering to acquire us or prevented from successfully completing a hostile acquisition by the anti-takeover measures, you could lose the opportunity to sell your shares at a favorable price. Our Certificate of Incorporation and Bylaws contain provisions that could make it harder for a third party to acquire us without the consent of our board of directors. For example, if a potential acquiror were to make a hostile bid for us, the acquiror would not be able to call a special meeting of stockholders to remove our board of directors or act by written consent without a meeting. In addition, our board of directors have staggered terms that makes it difficult to remove them all at once. The acquiror would also be required to provide advance notice of its proposal to remove directors at an annual meeting. The acquiror also will not be able to cumulate votes at a meeting, which will require the acquiror to hold more shares to gain representation on the board of directors than if cumulative voting were permitted. Our board of directors also has the ability to issue preferred stock, which would significantly dilute the ownership of a hostile acquiror. In addition, Section 203 of the Delaware General Corporation Law limits business combination transactions with 15% stockholders that have not been approved by the board of directors. These provisions and other similar provisions make it more difficult for a third party to acquire us without negotiation. These provisions apply even if some stockholders consider the offer to be beneficial.

 If we need additional financing, we may not obtain the required financing on favorable terms and conditions.

   We require substantial working capital to fund our business. We have had significant operating losses and negative cash flow from operations since inception and expect this to continue for the foreseeable future. We currently anticipate that our available cash resources, combined with the net proceeds from our initial public offering, will be sufficient to meet our anticipated working capital and capital expenditure requirements without needing to raise additional capital in the foreseeable future. However, if we are unable to meet our working capital and capital expenditure requirements with the net proceeds from our initial public offering and from our revenue, we will need to raise additional funds earlier. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution and these newly issued securities may have rights, preferences or privileges senior to those of existing stockholders. Additional financing may not be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our products and services or otherwise respond to competitive pressures would be significantly limited.

  Risks Related to Our Industry

 Our revenue may decrease if use of the Web in the markets we target does not grow as projected.

   The use of the Web as a means to connect enterprises, content providers and professional communities, is integral to our business model. However, the use of the Web as a means of transacting business is relatively new and has been accepted by a limited number of customers in the markets we have targeted. The failure of the Web to continue to develop as a commercial or business medium or of significant numbers of enterprises, content providers and professional communities to transact business and collaborate online would harm our revenue and earnings.

 A breach of Internet commerce security measures could reduce demand for our products and services which would in turn result in a reduction in our revenue.

   A requirement of the continued growth of Web-based, business-to-business electronic commerce is the secure transmission of confidential information over public networks. Failure to prevent security breaches into our products or our customers' networks, or well publicized security breaches affecting the Internet in general, could significantly harm our growth and revenue. Advances in computer capabilities, new discoveries in the field of cryptography, or other developments may result in a compromise or breach of the algorithms we use to protect content and transactions or our products or within our customers' networks or proprietary information in our databases. Anyone who is able to circumvent our security measures could misappropriate proprietary and confidential information or could cause interruptions in our operations. We may be required to expend significant capital and other resources to protect against such security breaches or to address problems caused by security breaches. Concerns over the security of the Internet and other online transactions and the privacy of users may also deter people from using the Internet to conduct transactions that involve transmitting confidential information.

 We may become subject to government regulation and legal uncertainties that could reduce demand for our products and services or increase the cost of doing business.

   Other than regulations applicable to businesses generally, export control laws and laws or regulations directly applicable to Internet commerce, we are not currently subject to direct regulation by any domestic or foreign governmental agency. However, due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may become applicable to us or may be adopted in the future with respect to the Internet. The applicability of existing laws to the Internet is uncertain. The vast majority of these laws were adopted prior to the broad commercial use of the Internet and related technologies. As a result, they do not contemplate or address the unique issues of the Internet and related technologies. Changes to these laws intended to address these issues could create uncertainty in the Internet marketplace. Uncertainty in the application of existing laws could reduce demand for our services or increase the cost of doing business due to increased costs of litigation or increased service delivery costs, which could in turn reduce our revenue.

 A failure to expand and improve the infrastructure of the Web could constrain the functionality of our products and services.

   The recent growth in Web traffic has caused frequent periods of decreased performance and if Internet usage continues to grow rapidly, the Internet infrastructure may not be able to support this growth and reliability may decline, thus impairing our operations and reducing our revenue. If outages or delays on the Internet increase in frequency or duration, overall Internet usage including usage of our products and services could grow more slowly or decline. Our ability to increase the speed and scope of our services to customers is ultimately limited by the speed and reliability of both the Internet and our customers' internal networks. Consequently, the emergence and growth of the market for our products and services depend upon improvements being made to the entire Internet as well as to our individual customers' networking infrastructures to alleviate overloading and congestion. If these improvements are not made, the ability of our customers to use our products and services will be hindered and our revenue may suffer.

 In an economic downturn, our customers may cut down on spendings in new products and services, which would adversely affect our revenue.

   Our product and services require that our customers make a sizable initial investment in order to generate benefits from our product over time. Thus, in an economic downturn, our enterprise customers may cut back the resources devoted to knowledge exchange products and services, and in particular new products and services such as ours, before they cut back on other products and services, harming our revenue to a greater degree than the revenue of companies with different products and services.

ITEM 2. PROPERTIES

   We currently lease approximately 38,000 square feet of office space for our headquarters in two buildings located in Mountain View, California. If we continue to increase the number of our personnel as projected, we will outgrow the Mountain View premises by the end of this calendar year. In addition to the Mountain View premises, in the United States we also lease sales offices in Burlington, Massachusetts; Atlanta, Georgia; Houston, Texas; Plano, Texas; Princeton, New Jersey; Irvine, California; Reston, Virginia; Bloomington, Minnesota; and Lisle, Illinois. We also lease sales offices in The Netherlands, France and the United Kingdom.

ITEM 3. LEGAL PROCEEDINGS

   A former vice president who did not exercise his vested stock options upon termination of his employment has sued us and our CEO, David R. Ellett, individually. The complaint which was filed in July 2000 in San Mateo Superior Court seeks unspecified damages for breach of his stock option agreement and wrongful termination of his employment based upon a number of theories. We continue to vigorously defend ourselves in this matter.

   From time to time, we may become involved in litigation relating to claims arising from our ordinary course of business. We believe that there are no claims or actions pending or threatened against us, the ultimate disposition of which would have a material adverse effect on us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
        MATTERS.

   Our common stock is traded in the Nasdaq National Market System under the symbol "DCNT." There were 228 stockholders of record of our common stock on January 31, 2001. The table below provides the quarterly high, low and closing prices, as reported by Nasdaq, since our initial public offering on September 29, 2000.

                                                                Fiscal 2000
                                                            --------------------
                                                                 Per Share
                                                            --------------------
                                                             High   Low   Close
                                                            ------ ------ ------
        Third Quarter...................................... $18.31 $18.31 $18.31
        Fourth Quarter.....................................  25.75   6.00   8.75

   We did not pay any dividends in fiscal 2000 and presently intend to retain our earnings for use in our business. Accordingly, we do not anticipate paying dividends to our stockholders in the foreseeable future.

Recent Sales of Unregistered Securities:

   1. In March 2000, we issued a warrant to purchase up to 200,000 shares of common stock at an exercise price of $10.00 per share. This warrant was exercised in September 2000.

   2. In March 2000, we issued warrants to purchase an aggregate of 2,446,932 shares of Series E convertible preferred stock at an exercise price of $7.52 per share. Upon the initial public offering, each share of Series E convertible preferred stock converted into one share of common stock. These warrants expire at various times over the next three years.

   3. In April 2000, we sold 3,719,477 shares of Series E convertible preferred stock to twenty five investors for an aggregate purchase price of $28.0 million. Upon the initial public offering, each share of Series E preferred stock converted into one share of common stock.

   4. In April 2000, we issued a warrant to purchase 24,975 shares of common stock at an exercise price of $11.00 per share. This warrant expires in April 2005.

   5. In August and September 2000, we sold 2,598,875 shares of Series F convertible preferred stock to fourteen investors for an aggregate purchase price of $19.5 million. Upon the initial public offering, each share of Series F preferred stock converted into one share of common stock.

   6. In September 2000, we issued a warrant to purchase 14,772 shares of common stock at an exercise price of $11.00 per share. This warrant expires in September 2005.

   7. From January 1, 2000 to October 20, 2000, we granted stock options to employees, directors and consultants under our 1997 Stock Option Plan and our 2000 Omnibus Equity Incentive Plan covering an aggregate of 5,123,364 shares of our common stock at exercise prices ranging from $1.00 to $6.50 per share.

   The sales and issuances of the above securities, other than the sales and issuances in paragraph 7 above, were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, or Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering and involving only sophisticated investors or "accredited" investors as defined under Rule 501 of the Securities Act. The sales and issuances of securities listed above in paragraph 7 above were deemed exempt from registration by virtue of Rule 701 promulgated under Section 3(b) of the Securities Act, as transactions by an issuer pursuant to compensatory benefit plans and contracts relating to compensation made to employees, directors and consultants as provided under Rule 701. Appropriate legends were affixed to the stock certificates issued in the above transactions. No underwriters were employed in any of the above transactions.

Use of Proceeds

   On October 4, 2000, we completed the initial public offering of our common stock. After deducting the underwriting discounts and commissions and the offering expenses, the net proceeds to us from the offering were approximately $92.2 million. As of December 31, 2000, the proceeds were held in money market accounts or invested in commercial paper, auction rate securities and municipal bonds.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                                             Years Ended December 31,
                                         ------------------------------------
                                           2000      1999     1998     1997
                                         --------  --------  -------  -------
                                          (in thousands, except per share
                                                       data)
Consolidated Statement of Operations
 Data:
Revenue:
 License................................ $  5,062  $    141  $   297  $   335
 Services and maintenance...............    5,889       651      244       60
                                         --------  --------  -------  -------
  Total revenue.........................   10,951       792      541      395
                                         --------  --------  -------  -------
Cost of sales:
 Cost of license........................       40        29       23       35
 Cost of services and maintenance.......    9,160     1,279      750       18
                                         --------  --------  -------  -------
  Total cost of sales...................    9,200     1,308      773       53
                                         --------  --------  -------  -------
Gross profit (loss):
 License gross profit...................    5,022       112      274      300
 Service gross profit (loss)............   (3,271)     (628)    (506)      42
                                         --------  --------  -------  -------
  Total gross profit (loss).............    1,751      (516)    (232)     342
                                         --------  --------  -------  -------
Operating expenses:
 Research and development expense.......    6,561     2,999    2,245      653
 Sales and marketing expense............   50,963    11,920    2,513      718
 General and administrative expense.....   11,117     3,230    1,473      524
                                         --------  --------  -------  -------
  Total operating expenses..............   68,641    18,149    6,231    1,895
                                         --------  --------  -------  -------
  Loss from operations..................  (66,890)  (18,665)  (6,463)  (1,553)
Interest and other expense, net.........     (564)     (327)     (22)      (7)
Interest income.........................    2,827       279       51       55
                                         --------  --------  -------  -------
  Loss before provision for income
   taxes................................  (64,627)  (18,713)  (6,434)  (1,505)
Provision for income taxes..............       63       --       --       --
                                         --------  --------  -------  -------
  Net loss..............................  (64,690)  (18,713)  (6,434)  (1,505)
Dividend accretion and deemed dividend
 on convertible preferred stock.........  (19,069)   (1,354)     --       --
                                         --------  --------  -------  -------
  Net loss attributable to common
   stockholders......................... $(83,759) $(20,067) $(6,434) $(1,505)
                                         ========  ========  =======  =======
Net loss per share attributable to
 common stockholders - basic and
 diluted................................ $  (6.35) $  (5.19) $ (2.24) $ (0.55)
                                         ========  ========  =======  =======
 Weighted average common shares
  outstanding...........................   13,195     3,868    2,869    2,717
                                         ========  ========  =======  =======

                                                As of December 31,
                                         ------------------------------------
                                           2000      1999     1998     1997
                                         --------  --------  -------  -------
                                                  (in thousands)
Consolidated Balance Sheet Data:
 Cash and cash equivalents.............. $ 92,818  $ 12,773  $ 2,968  $ 2,113
 Short term investments.................    4,029       --       --       --
 Working capital........................   90,522     9,938    1,862    1,906
 Long term investments..................   18,450       --       --       --
 Total assets...........................  127,816    15,302    4,183    2,504
 Notes payable and capital lease
  obligations, noncurrent...............      516     1,117      162      --
 Convertible preferred stock............      --     33,288   10,615    3,867
 Total stockholders' equity (deficit)...  112,596   (23,330)  (8,024)  (1,700)

   The following information has been extracted from the financial records of Stanford Testing Systems, Inc., our predecessor company, for the year ended December 31, 1996, and is unaudited:

                                                                    Year Ended
                                                                   December 31,
                                                                       1996
                                                                  --------------
                                                                  (in thousands)
        Statement of Operations Data:
          Total revenue..........................................     $ 244
          Net loss...............................................      (174)

                                                                      As of
                                                                   December 31,
                                                                       1996
                                                                  --------------
                                                                  (in thousands)
        Balance Sheet Data:
          Total assets...........................................     $  90
          Long-term liabilities..................................       252

Selected Quarterly Data (Unaudited)

                                             Fiscal 2000, Quarter Ended
                                         --------------------------------------
                                          Mar 31    Jun 30    Sep 30    Dec 31
                                         --------  --------  --------  --------
                                           (in thousands, except per share
                                                        data)
   Revenue.............................  $    731  $  1,733  $  2,863  $  5,624
   Gross profit (loss).................      (520)     (339)      564     2,046
   Loss from operations................   (14,253)  (21,010)  (15,751)  (15,876)
   Net loss............................   (14,241)  (20,758)  (15,546)  (14,145)
   Net loss per share..................     (3.70)    (5.93)    (4.88)    (0.37)

                                             Fiscal 1999, Quarter Ended
                                         --------------------------------------
                                          Mar 31    Jun 30    Sep 30    Dec 31
                                         --------  --------  --------  --------
                                           (in thousands, except per share
                                                        data)
   Revenue.............................  $    131  $     41  $    210  $    410
   Gross loss..........................      (130)     (164)     (134)      (88)
   Loss from operations................    (2,892)   (3,059)   (3,948)   (8,766)
   Net loss............................    (2,881)   (3,143)   (4,006)   (8,683)
   Net loss per share..................     (0.83)    (0.84)    (1.03)    (2.35)

   We have revised our financial results from those announced on January 29, 2001 for the fourth quarter and year ended December 31, 2000 to reverse additional non-cash compensation charges of approximately $1.1 million related to the rescission of the exercise of certain employee stock options with recourse notes, which was originally recorded in our consolidated statement of operations. The financial results announced on January 29, 2001 were prepared prior to the availability of the guidance contained in EITF Topic No. D-93, "Accounting for the Rescission of the Exercise of Employee Stock Options" which was published on February 1, 2001 and clarified the accounting for rescinded stock compensation awards. This guidance is applicable to calendar year 2000 rescissions, and, accordingly, we have revised our financial results to reverse the above charge in order to reflect this latest guidance.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and related Notes thereto contained elsewhere within this document. Reference should also be made to the Consolidated Financial Statements, Notes thereto, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Risk Factors contained elsewhere within this document.

   This discussion contains forward-looking statements that involve risks and uncertainties. These statements relate to our future plans, objectives, expectations and intentions, and the assumptions underlying or relating to any of these statements. These statements may be identified by the use of words such as "believe," "expect," "anticipate," "intend," "plan," "will" and similar expressions. Our actual results could differ materially from those discussed in these statements. Factors that could contribute to such differences include those discussed in this document such as our statement that we believe our cash will last through the foreseeable future, that we expect to incur substantial operating losses, and our research and development, sales and marketing, and general and administrative expenses, and those discussed in our Registration Statement on Form S-1. Except as required by law, undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

 General

   Docent was incorporated in June 1997 to develop eLearning products, including its current knowledge exchange platform.

   In October and November 2000, Docent sold 9,200,000 shares of common stock in its initial public offering with proceeds, net of commissions, of approximately $92.2 million. In conjunction with the initial public offering, all outstanding shares of the Company's preferred stock converted into shares of common stock on a one-to-one basis. Proceeds from the initial offering include proceeds from shares issued upon exercise of the underwriters' over-allotment option.

Sources of Revenue and Revenue Recognition

   We generate revenue from the sale of our products and services to our knowledge exchange constituents, which are enterprises, content providers and professional communities, and from our reseller partners. To date, we have primarily generated revenue from direct sales of software and services to our domestic enterprise customers. The majority of the remainder of our revenue has been derived from our content providers.

   Enterprise customers have the option of purchasing licenses or renting time-based licenses for the Docent Enterprise software. Our license agreements are time-based or perpetual. Our time-based licenses require license holders to pay a monthly fee, which is based on the number of participants and includes maintenance and support. Our perpetual licensees pay an initial fee based on the number of participants and may enter into annual maintenance contracts that include the right to receive periodic upgrades, error corrections, and telephone and Web-based support. We charge an initial set-up fee plus an ongoing monthly fee, which includes access to telephone and Web-based support. Customers with perpetual or time-based licenses can also outsource the hosting of their system on our or third party's servers for a monthly fee.

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

   We have generated small amounts of revenue to date, and expect to generate additional revenue, from professional communities in two ways: directly from the professional community and indirectly from content providers. We typically sign multi-year royalty agreements with our professional community customers under which we receive a minimum annual payment. For that minimum payment, we provide our software and application hosting. In the first year of the agreement as part of the minimum payment, we also provide professional services in areas such as marketing, implementation and training. During subsequent years, these professional services are available for an additional fee. Because the professional communities usually provide their members with access to content from our content providers, our content providers would receive revenue which is included in the calculation of the royalties we are entitled to receive from our content providers as described above. To date, almost all of our revenue from these professional communities has consisted of minimum annual payments.

   We generate revenue from our reseller partners who purchase our products and maintenance services along with content from our content providers and resell them to their customers. To date, resellers have typically sold both perpetual licenses to our software and annual maintenance agreements. They usually provide additional professional services themselves, but may also resell some of our professional services. Generally, they receive a discount from our list prices. When they resell content from our content providers, our content providers would receive revenue that is included in the calculation of the royalties we are entitled to receive from our content providers as described above. We have only recently entered into agreements with reseller partners and have received little revenue to date from them.

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

   For arrangements involving a significant amount of services related to installation, modification, or customization of our software product, we recognize revenue using the percentage-of-completion method. However, where there are customer acceptance clauses which we do not have an established history of meeting or which are not considered to be routine, we recognize revenue when the arrangement has been completed and accepted by the customer.

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

   Revenue from sales through resellers is recognized upon sale to end users provided all the conditions for revenue recognition set forth above have been met.

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

 History of Losses

   We have incurred significant costs to develop our technology and products and for our engineering, sales, marketing, professional services and administration departments. As a result, we have incurred significant losses since inception, and as of December 31, 2000, had an accumulated deficit of $103.5 million. We believe our success is contingent on increasing our customer and partner base, continually enhancing our Docent Enterprise product and expanding the number of our eHub members. We intend to continue to invest heavily in sales, marketing, research and development, and administrative personnel and infrastructure. We therefore expect to continue to incur substantial operating losses for the foreseeable future.

Results of Operations

Years Ended December 31, 2000, 1999 and 1998

 Revenue

   Total revenue increased $10.2 million, from $792,000 for 1999 to $11.0 million for 2000. Total revenue in 1999 increased $251,000, from $541,000 for 1998. The increases in revenue were primarily attributable to increases in the number of customers and revenue per customer. The growth in our customer base is primarily due to the increased market acceptance of our product and an increase in the size of our sales and marketing organization and partners. The growth in revenue per customer is a reflection of the evolution of our business strategy toward focusing on larger enterprise opportunities.

   Total license revenue increased $4.9 million, from $141,000 for the 1999 to $5.1 million for 2000. The increase in revenue was primarily attributable to increases in the number of customers and revenue per customer as described above. Total license revenue in 1999 decreased $156,000, from $297,000 for 1998. This decline in license revenue was attributable to an increase in revenue from multiple element enterprise agreements as compared to one-time perpetual license sales. In accordance with our revenue recognition policy, a larger portion of revenue is initially allocated to the service elements of these multiple element agreements, and as a result our license revenue from the agreements is less.

   Total service and maintenance revenue increased $5.2 million, from $651,000 for 1999 to $5.9 million for 2000. Total service and maintenance revenue in 1999 increased $407,000, from $244,000 for 1998. The increase in revenue was primarily attributable to increases in the number of customers and revenue per customer described above. To a lesser extent, the increase was due to the cumulative effect of renewals of annual maintenance agreements.

   In 2000, no customers accounted for 10% or greater of our revenue. In 1999, sales to Impiric, a division of Young & Rubicam, accounted for 27% of our revenue. In 1998, sales to Veritas Software accounted for 26%, sales to Sun Microsystems accounted for 13% and sales to Lucent Technologies accounted for 12% of our revenue.

 Costs of Revenue

   Cost of license revenue remained relatively constant in 2000, 1999, and 1998 and consisted primarily of the fixed costs of delivering the software. Cost of service and maintenance revenue increased $7.9 million, or 616%, from 1999 to 2000. Cost of service and maintenance revenue increased $529,000, or 71%, from 1998 to 1999. These increases in 2000 and 1999 are primarily due to the growth in personnel in our professional services organization, and, to a lessor extent in 2000, to increased use of third party installation, modification, or customization service partners expenses. Expenses relating to service and maintenance personnel increased $3.8 million from $2.6 million in 1999 to $6.4 million in 2000. Expenses relating to and the use of third party installation, modification, or customization service partners increased $2.8 million from $48,000 in 1999 to $2.8 million in 2000.

Operating Expenses

   Research and development expenses. Research and development expenses increased $3.6 million, or 119%, from 1999 to 2000, and $754,000, or 34%, from 1998 to 1999. The increases were primarily attributable to increases in the number of research and development personnel and increases in stock-based compensation. To date, all software development costs have been expensed in the period incurred. Expenses relating to research and development personnel increased $2.0 million from $2.5 million in 1999 to $4.5 million in 2000. Expenses relating to stock-based compensation increased $1.3 million from $517,000 in 1999 to $1.8 million in 2000. We believe that continued investment in research and development is critical to attaining our strategic objectives and, as a result, we expect research and development expenses to continue to increase in absolute dollar amounts in future periods.

   Sales and marketing expense. Sales and marketing expenses increased $39.0 million, or 328%, from 1999 to 2000, and $9.4 million, or 374%, from 1998 to 1999. The increases were primarily attributable to an increase in the number of employees in our sales and marketing organizations and stock-based compensation, and, to a lessor extent, increased marketing expenses. Expenses relating to sales and marketing personnel increased $19.4 million from $5.8 million in 1999 to $25.2 million in 2000. Expenses relating to stock-based compensation increased $16.6 million from $3.0 million in 1999 to $19.6 million in 2000. Expenses relating to marketing activities, including trade shows, promotional materials and public relations, increased $2.2 million from $1.2 million in 1999 to $3.4 million in 2000. The increase from 1998 to 1999 was also caused by the costs associated with the establishment of sales offices in additional domestic and international locations. We believe our sales and marketing expenses will continue to increase in absolute dollar amounts in future periods as we expect to continue to expand our sales and marketing efforts.

   General and administrative expense. General and administrative expenses increased $7.9 million, or 244%, from 1999 to 2000. General and administrative expenses increased $1.8 million, or 119%, from 1998 to 1999. The increases were primarily attributable to an increase in stock-based compensation, administrative employees and in the amount of outside professional service fees. Expenses relating to stock-based compensation increased $3.9 million from $909,000 in 1999 to $4.8 million in 2000. Expenses relating to general and administrative personnel increased $3.3 million from $1.4 million in 1999 to $4.7 million in 2000. Fees for outside professional services, such as attorneys and accountants, increased $622,000 from $348,000 in 1999 to $970,000 in 2000.
We believe general and administrative expenses will continue to increase in absolute dollars, as we expect to add personnel to support our expanding operations, and incur additional costs related to the growth of our business.

   Stock-based compensation. In connection with the issuance of common stock and the granting of stock options and warrants to our employees and non-employees, we recorded stock-based compensation totaling approximately $54.2 million as of December 31, 2000. Stock-based compensation expense relating to the common stock, options and warrants was $27.0 million for 2000, $4.5 million for 1999 and $266,000 for 1998. As of December 31, 2000, we had an aggregate of $22.6 million of deferred stock-based compensation to be amortized.

   Amortization of the remaining deferred stock-based compensation is expected to result in additional charges to operations as follows: $12.1 million in the year ending December 31, 2001; $6.4 million in 2002; $3.2 million in 2003; and $865,000 in 2004.

Other income and expense, net

   Other income and expense, net consists of interest income, interest expense and other non-operating expenses. Other income and expense, net increased $2.3 million from 1999 to 2000. The increase was the result of higher average cash and investments balances in 2000, due to the proceeds from financing activities. The $77,000 decrease in other income and expense, net from 1999 to 1998 is attributable to interest expense related to equipment loans, the proceeds of which were primarily used to purchase computer equipment and office furniture, partially offset by interest income.

Provision for income taxes

   We incurred operating losses for all periods from inception through December 31, 2000 and therefore have not recorded a provision for income taxes, except in 2000, when we recorded a provision of $63,000, relating to foreign taxes. We have recorded a valuation allowance for the full amount of our net deferred tax assets.

   As of December 31, 2000, we had net operating loss carry-forwards for federal tax purposes of approximately $50.0 million and for state tax purposes of approximately $46.3 million. These federal and state tax loss carry-forwards are available to reduce future taxable income and expire in full in 2020 and 2005, respectively. Under the provisions of the Internal Revenue Code, certain substantial changes in our ownership may limit the amount of net operating loss carry-forwards that could be utilized annually in the future to offset taxable income.

Liquidity and Capital Resources

   Since inception, we have funded our operations primarily through the sale of equity securities, through which we have raised net proceeds of $172.1 million through December 31, 2000. As of December 31, 2000, we had approximately $92.8 million of cash and cash equivalents and $22.5 million of investments.

   Cash used in operating activities was $33.1 million in 2000, $13.0 million in 1999, and $5.5 million in 1998. The cash used during these periods was primarily attributable to net losses of $64.7 million during 2000, $18.7 million during 1999, and $6.4 million during 1998. During the years 2000, 1999 and 1998, these net losses required lower cash use due to non-cash compensation charges related to various equity instruments granted to employees and non-employees. Total expenses in relation to these grants were $27.0 million for the year ended December 31, 2000, $4.5 million in 1999 and $266,000 in 1998.

   In addition, changes in operating assets and liabilities generated cash of $3.4 million in 2000, $774,000 in 1999, and $427,000. The increases during the periods primarily were the result of increases in accounts payable, accrued liabilities and deferred revenue offset by increases in accounts receivable as we expanded our business.

   Investment in property and equipment, excluding equipment acquired under capital leases, was $3.5 million in 2000, $611,000 in 1999, and $486,000 in 1998.

   Cash provided by financing activities was $139.1 million for the year ended December 31, 2000, resulting primarily from $92.2 million net proceeds from Docent's initial public offering and from $45.7 million net proceeds from the sale of convertible preferred stock. Cash provided by financing activities was $23.5 million in 1999, and $6.9 million in 1998, resulting primarily from net proceeds from the sale of convertible preferred stock and, to a lesser extent, from bank borrowings. These amounts were partially offset by payments on capital lease obligations and notes payable of $1,076,000 in 2000, $745,000 in 1999 and $59,000 in 1998.

   As of December 31, 2000, we were committed to purchase at least $1.6 million of consulting services from Accenture, prior to March 31, 2002. Our other principal commitments consisted of notes payable and capital lease obligations of $1.6 million and minimum lease payments under operating lease commitments of $7.5 million over the next five years.

   We currently anticipate that our available cash resources will be sufficient to meet our presently anticipated working capital, capital expenditure and business expansion requirements for at least 12 months after the date of this filing. However, we may need to raise additional funds prior to this date to support a more rapid expansion, develop new or enhanced applications and services, respond to competitive pressures, acquire complementary businesses or technologies, or take advantage of unanticipated opportunities.

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

   In various areas, including revenue recognition and stock-based compensation, accounting standards and practices continue to evolve. The SEC has issued interpretative guidance relating to SAB 101, and the FASB continues to address revenue and other related accounting issues. The management of the Company believes it is in compliance with all of the rules and related guidance as they currently exist. However, any changes to generally accepted accounting principles in these areas could impact the Company's accounting for its operations.

ITEM 7A.

Market and Currency Risk

   All of our revenue and capital spending is denominated in U.S. dollars. As of December 31, 2000, we were exposed to interest rate risk on the balance outstanding on our subordinated debt facility and investments. The table below presents principal amounts by expected maturity and the interest rates of debt obligations which are sensitive to changes in interest rates.

                                                Expected Maturity Date
                                         --------------------------------------
                                            2001         2002         Total
                                         -----------  -----------  ------------
                                          (in thousands, except percentages)
   Subordinated debt facility........... $       963  $       447  $      1,410
   Interest rate........................        12.2%        12.2%         12.2%

   We believe that the fair value of our current borrowings approximates their carrying value due to the fact that the interest rates charged approximate market rates.

   The table below summarizes investments for the year ended December 31, 2000 which are sensitive to changes in interest rates.

                                                                Fair value as of
                                               Weighted average   December 31,
                                                interest rate         2000
                                               ---------------- ----------------
   Debt securities
     Due in one year or less..................         6.77%        $ 4,029
     Due from 14 to 40 years..................         6.85%         13,850
     Due on 09/01/35..........................     Variable           4,600
                                                                    -------
       Total..................................                      $22,479
                                                                    =======

                                  DOCENT, INC.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Docent, Inc.:

   In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of convertible preferred stock and stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Docent, Inc. and its subsidiaries at December 31, 2000, and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP

San Jose, California
January 31, 2001

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                  DOCENT, INC.

                          CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)

                                                               December 31,
                                                            -------------------
                                                              2000       1999
                                                            ---------  --------
                          ASSETS
                          ------
Current assets:
  Cash and cash equivalents...............................  $  92,818  $ 12,773
  Short term investments..................................      4,029       --
  Accounts receivable, net................................      6,945       809
  Prepaid expenses and other current assets...............      1,434       583
                                                            ---------  --------
    Total current assets..................................    105,226    14,165
  Long term investments...................................     18,450       --
  Property and equipment, net.............................      3,627       964
  Other assets............................................        513       173
                                                            ---------  --------
    Total assets..........................................  $ 127,816  $ 15,302
                                                            =========  ========

       LIABILITIES, CONVERTIBLE PREFERRED STOCK AND
       --------------------------------------------
              STOCKHOLDERS' EQUITY (DEFICIT)
              ------------------------------

Current liabilities:
  Accounts payable........................................  $   1,386  $    988
  Accrued liabilities.....................................      6,003       875
  Deferred revenue........................................      6,272     1,108
  Capital lease obligations, current portion..............         80        25
  Notes payable, current portion..........................        963     1,231
                                                            ---------  --------
    Total current liabilities.............................     14,704     4,227
Capital lease obligations.................................         69        47
Notes payable.............................................        447     1,070
                                                            ---------  --------
    Total liabilities.....................................     15,220     5,344
                                                            ---------  --------

Commitments and contingencies (Note 4)

Convertible preferred stock, $0.001 par value; 27,284
 shares authorized; no shares and 18,391 shares issued and
 outstanding..............................................        --     33,288
                                                            ---------  --------
Stockholders' equity (deficit):
  Common stock, $0.001 par value; 66,083 shares
   authorized; 41,941 and 5,310 shares issued and
   outstanding............................................         42         5
  Additional paid-in capital..............................    239,584    11,218
  Receivables from stockholders...........................     (1,087)     (487)
  Unearned stock-based compensation.......................    (22,555)   (7,200)
  Accumulated deficit.....................................   (103,506)  (26,866)
  Accumulated other comprehensive income..................        118       --
                                                            ---------  --------
    Total stockholders' equity (deficit)..................    112,596   (23,330)
                                                            ---------  --------
    Total liabilities, convertible preferred stock and
     stockholders' equity (deficit).......................  $ 127,816  $ 15,302
                                                            =========  ========

   The accompanying notes are an integral part of these financial statements.

                                  DOCENT, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                   Years Ended December 31,
                                                   ---------------------------
                                                     2000      1999     1998
                                                   --------  --------  -------
Revenue:
  License......................................... $  5,062  $    141  $   297
  Services and maintenance........................    5,889       651      244
                                                   --------  --------  -------
    Total revenue.................................   10,951       792      541
                                                   --------  --------  -------
Cost of sales:
  Cost of license.................................       40        29       23
  Cost of services and maintenance (inclusive of
   stock--based compensation of $802, $78 and $0
   in 2000, 1999 and 1998, respectively)..........    9,160     1,279      750
                                                   --------  --------  -------
    Total cost of sales...........................    9,200     1,308      773
                                                   --------  --------  -------
Gross profit (loss):
  License gross profit............................    5,022       112      274
  Services and maintenance gross loss.............   (3,271)     (628)    (506)
                                                   --------  --------  -------
    Total gross profit (loss).....................    1,751      (516)    (232)
                                                   --------  --------  -------
Operating expenses:
  Research and development expense (inclusive of
   stock--based compensation of $1,836, $517 and
   $3 in 2000, 1999 and 1998, respectively).......    6,561     2,999    2,245
  Sales and marketing expense (inclusive of stock-
   based compensation of $19,576, $ 3,030 and $ 22
   in 2000, 1999 and 1998, respectively)..........   50,963    11,920    2,513
  General and administrative expense (inclusive of
   stock--based compensation of $4,801, $ 909 and
   $ 241 in 2000, 1999 and 1998, respectively)....   11,117     3,230    1,473
                                                   --------  --------  -------
    Total operating expenses......................   68,641    18,149    6,231
                                                   --------  --------  -------
    Loss from operations..........................  (66,890)  (18,665)  (6,463)
Interest and other expense, net...................     (564)     (327)     (22)
Interest income...................................    2,827       279       51
                                                   --------  --------  -------
    Loss before provision for income taxes........  (64,627)  (18,713)  (6,434)
Provision for income taxes........................       63       --       --
                                                   --------  --------  -------
    Net loss......................................  (64,690)  (18,713)  (6,434)
Dividend accretion and deemed dividend on
 convertible preferred stock......................  (19,069)   (1,354)     --
                                                   --------  --------  -------
Net loss attributable to common stockholders...... $(83,759) $(20,067) $(6,434)
                                                   ========  ========  =======
Net loss per share attributable to common
 stockholders--basic and diluted.................. $  (6.35) $  (5.19) $ (2.24)
                                                   ========  ========  =======
Weighted average common shares outstanding........   13,195     3,868    2,869
                                                   ========  ========  =======

   The accompanying notes are an integral part of these financial statements.

                                 DOCENT, INC.

   CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS'
                               EQUITY (DEFICIT)
                   (in thousands, except per share amounts)

                   Convertible
                    Preferred                                                                     Accumulated
                      Stock      Common Stock   Additional Receivables    Unearned                   Other
                  -------------- --------------  Paid-In       from     Stock-based  Accumulated Comprehensive
                  Shares Amount  Shares  Amount  Capital   Stockholders Compensation   Deficit      Income      Total
                  ------ ------- ------  ------ ---------- ------------ ------------ ----------- ------------- --------
Balances,
December 31,
1997............   5,800 $ 3,867  4,700   $  5   $   112      $ (98)      $   --      $ (1,719)        --      $ (1,700)
Issuance of
Series B
convertible
preferred stock
for cash at
$1.00 per share,
net of issuance
costs of $21....   2,000   1,979    --     --        --         --            --           --          --           --
Issuance of
Series B-1
convertible
preferred stock
for cash at
$1.20 per share,
net of issuance
costs of $8.....     833     992    --     --        --         --            --           --          --           --
Issuance of
Series C
convertible
preferred stock
for cash at
$1.86 per share,
net of issuance
costs of $11....   2,037   3,777    --     --        --         --            --           --          --           --
Issuance of
convertible
preferred stock
warrants in
exchange for
services........     --      --     --     --         14        --            --           --          --            14
Unearned stock-
based
compensation....     --      --     --     --        366        --           (366)         --          --           --
Issuance of
options in
exchange for
services........     --      --     --     --         12        --            --           --          --            12
Amortization of
unearned stock-
based
compensation....     --      --     --     --        --         --             36          --          --            36
Issuance of
common stock for
cash on option
exercise........     --      --     448    --         49        --            --           --          --            49
Issuance of
common stock on
option exercise
in exchange for
note
receivable......     --      --   1,030      1       102       (103)          --           --          --           --
Repurchase of
common stock....     --      --  (1,018)    (1)      --         --            --           --          --            (1)
Net loss and
comprehensive
loss............     --      --     --     --        --         --            --        (6,434)        --        (6,434)
                  ------ ------- ------   ----   -------      -----       -------     --------       -----     --------
Balances,
December 31,
1998............  10,670  10,615  5,160      5       655       (201)         (330)      (8,153)        --        (8,024)
Issuance of
Series C
convertible
preferred stock
for cash at
$1.86 per share,
net of issuance
costs of $16....     541     834    --     --        --         --            --           --          --           --
Issuance of
common stock
warrants in
connection with
Series C
convertible
preferred stock
financing.......     --      --     --     --        157        --            --           --          --           157
Issuance of
Series C
convertible
preferred stock
warrants in
connection with
subordinated
loan and capital
leases..........     --      --     --     --        339        --            --           --          --           339
Issuance of
Series D
convertible
preferred stock
for cash at
$2.86 per share,
net of issuance
costs of $51....   7,080  20,199                                --            --           --          --
Issuance of
convertible
preferred stock
warrants in
exchange for
services........     --      --     --     --      1,892        --            --           --          --         1,892
Issuance of
Series D
convertible
preferred stock
upon exercise of
warrant.........     100     286    --     --        --        (286)          --           --          --          (286)
Unearned stock-
based
compensation....     --      --     --     --      8,466        --         (8,466)         --          --           --
Amortization of
unearned stock-
based
compensation....     --      --     --     --        --         --          1,596          --          --         1,596
Issuance of
options in
exchange for
services........     --      --     --     --        310        --            --           --          --           310
Issuance of
common stock in
exchange for
services........     --      --     126    --        736        --            --           --          --           736
Issuance of
common stock for
cash on exercise
of options......     --      --      93    --         25        --            --           --          --            25
Repurchase of
common stock....     --      --     (69)   --         (8)       --            --           --          --            (8)
Accretion of
Series D
convertible
preferred
stock...........     --    1,354    --     --     (1,354)       --            --           --          --        (1,354)
Net loss and
comprehensive
loss............     --      --     --     --        --         --            --       (18,713)        --       (18,713)
                  ------ ------- ------   ----   -------      -----       -------     --------       -----     --------
Balances,
December 31,
1999............  18,391 $33,288  5,310   $  5   $11,218      $(487)      $(7,200)    $(26,866)      $ --      $(23,330)
                  ====== ======= ======   ====   =======      =====       =======     ========       =====     ========

                                 DOCENT, INC.

   CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS'
                               EQUITY (DEFICIT)
                   (in thousands, except per share amounts)

                    Convertible                                                                       Accumulated
                  Preferred Stock    Common Stock   Additional Receivables    Unearned                   Other
                  -----------------  --------------  Paid-In       from     Stock-based  Accumulated Comprehensive
                  Shares    Amount   Shares  Amount  Capital   Stockholders Compensation   Deficit      Income      Total
                  -------  --------  ------  ------ ---------- ------------ ------------ ----------- ------------- --------
Balances,
December 31,
1999............   18,391  $ 33,288   5,310   $  5   $ 11,218    $  (487)     $ (7,200)   $ (26,866)      --       $(23,330)
Issuance of
Series E
convertible
preferred stock
for cash at
$7.52 per share,
net of issuance
costs of
$1,777..........    3,719    26,613     --     --         --         --            --           --        --            --
Issuance of
common stock
warrants in
connection with
Series E
convertible
preferred stock
financing.......      --        --      --     --         179        --            --           --        --            179
Issuance of
Series F
convertible
preferred stock
for cash at
$7.52 per share,
net of issuance
costs of $675...    2,600    18,761     --     --         --         --            --           --        --            --
Issuance of
common stock
warrants in
connection with
Series F
convertible
preferred stock
financing.......      --        --      --     --         107        --            --           --        --            107
Issuance of
Series D
preferred stock
upon exercise of
warrant.........      185       --      --     --         --         --            --           --        --            --
Unearned stock-
based
compensation....      --        --      --     --      27,016        --        (27,355)         --        --           (339)
Amortization of
unearned stock-
based
compensation....      --        --      --     --         --         --         12,310          --        --         12,310
Gross
compensation
expense-options
to non-
employees.......      --        --      --     --         709                     (709)         --        --            --
Stock-based
compensation on
acceleration of
options upon
termination.....      --        --      --     --         363        --            --           --        --            363
Amortization of
non-employee
stock-based
compensation....      --        --      --     --         --         --            655          --        --            655
Issuance of
common stock in
exchange for
services........      --        --      169    --       1,402        --           (256)         --        --          1,146
Issuance of
common stock for
cash on exercise
of options......      --        --    1,624      2      2,118                      --           --        --          2,120
Issuance of
common stock for
notes receivable
on exercise of
options.........      --        --      945      1      1,834     (1,834)          --           --        --              1
Issuance of
common stock
upon exercise of
warrants........      --        --      225    --          36        --            --           --        --             36
Repurchase of
common stock....      --        --      (40)   --         (67)       --            --           --        --            (67)
Repayment of
receivables from
stockholders....      --        --      --     --         --         286           --           --        --            286
Issuance of
preferred stock
warrants in
exchange for
services........      --        --      --     --      12,556        --            --           --        --         12,556
Issuance of
common stock
warrants in
exchange for
services........      --        --      --     --         324        --            --           --        --            324
Dividend
accretion on
convertible
preferred
stock...........      --      7,119     --     --      (7,119)       --            --           --        --         (7,119)
Deemed dividend
on convertible
preferred
stock...........      --        --      --     --      11,950        --            --       (11,950)      --            --
Issuance of
common stock in
initial public
offering, net of
issuance costs
of $9,040.......      --        --    9,200      9     92,150        --            --           --        --         92,159
Conversion of
preferred stock
to common stock
upon initial
public
offering........  (24,895)  (85,781) 24,895     25     85,756        --            --           --        --         85,781
Issuance of
common stock for
Employee Stock
Purchase Plan...      --        --       61    --         --         --            --           --        --            --
Rescission of
stock options
exercised.......      --        --     (448)   --        (948)       948           --           --        --            --
Net loss........      --        --      --     --         --         --            --       (64,690)      --        (64,690)
Foreign currency
translation
adjustments.....      --        --      --     --         --         --            --           --        118           118
                  -------  --------  ------   ----   --------    -------      --------    ---------      ----      --------
Comprehensive
loss............      --        --      --     --         --         --            --           --        118       (64,572)
                  -------  --------  ------   ----   --------    -------      --------    ---------      ----      --------
Balances,
December 31,
2000............      --        --   41,941   $ 42   $239,584    $(1,087)     $(22,555)   $(103,506)     $118      $112,596
                  =======  ========  ======   ====   ========    =======      ========    =========      ====      ========

                                  DOCENT, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                    Years Ended December 31,
                                                    ---------------------------
                                                      2000      1999     1998
                                                    --------  --------  -------
Cash flows from operating activities
Net loss..........................................  $(64,690) $(18,713) $(6,434)
Adjustments to reconcile net loss to net cash used
 in operating activities:
  Allowance for doubtful accounts.................        52       --       --
  Depreciation and amortization...................       978       268      205
  Compensation expense related to repurchase of
   common stock from founders.....................       --        --       204
  Amortization of deferred interest expense.......       106        91      --
  Amortization of unearned stock-based
   compensation...................................    12,334     1,596       36
  Issuance of options in exchange for services....       655       310       12
  Issuance of convertible preferred stock and
   common stock warrants in exchange for
   services.......................................    12,880     1,892       14
  Issuance of common stock in exchange for
   services.......................................     1,146       736      --
  Changes in operating assets and liabilities:
    Accounts receivable...........................    (6,188)     (502)    (233)
    Prepaid expenses and other assets.............    (1,191)     (406)    (292)
    Accounts payable..............................       398       713      110
    Accrued liabilities...........................     5,246       362      385
    Deferred revenue..............................     5,165       607      457
                                                    --------  --------  -------
      Net cash used in operating activities.......   (33,109)  (13,046)  (5,536)
                                                    --------  --------  -------
Cash flows from investing activities
Purchases of property and equipment...............    (3,486)     (611)    (486)
Purchases of short term investments...............    (4,029)      --       --
Purchases of long term investments................   (18,450)      --       --
                                                    --------  --------  -------
      Net cash used in investing activities.......   (25,965)     (611)    (486)
                                                    --------  --------  -------
Cash flows from financing activities
Proceeds from issuance of common stock in initial
 public offering..................................    92,159       --       --
Proceeds from issuance of convertible preferred
 stock, net.......................................    45,660    21,033    6,748
Proceeds from the exercising of common stock
 options and warrants, net........................     2,156        25       49
Proceeds from issuance of convertible preferred
 stock warrants...................................       --        157      --
Proceeds from repayment of stockholder
 receivable.......................................       286       --       --
Repurchase of common stock........................       (67)       (8)    (204)
Proceeds from notes payable.......................       --      3,000      343
Principal payments under capital lease
 obligations......................................       (77)       (8)      (2)
Repayments of notes payable.......................      (998)     (737)     (57)
                                                    --------  --------  -------
      Net cash provided by financing activities...   139,119    23,462    6,877
                                                    --------  --------  -------
Net increase in cash and cash equivalents.........    80,045     9,805      855
Cash and cash equivalents, beginning of period....    12,773     2,968    2,113
                                                    --------  --------  -------
Cash and cash equivalents, end of period..........  $ 92,818  $ 12,773  $ 2,968
                                                    ========  ========  =======
Supplemental disclosures of cash flow information
Interest paid.....................................  $    374  $    220  $    20
                                                    ========  ========  =======
Income taxes paid.................................  $    --   $    --   $     2
                                                    ========  ========  =======
Supplemental disclosure of noncash investing and
 financing activities
Conversion of preferred stock to common stock upon
 initial public offering..........................  $ 85,781  $    --   $   --
                                                    ========  ========  =======
Receivable from stockholders in connection with
 issuance of common stock and convertible
 preferred stock..................................  $    886  $    286  $   103
                                                    ========  ========  =======
Equipment acquired under capital leases...........  $    154  $     63  $    19
                                                    ========  ========  =======
Deferred interest expense related to warrants
 issued in connection with subordinated loan and
 capital leases...................................  $    --   $    339  $   --
                                                    ========  ========  =======
Unearned stock-based compensation.................  $ 28,064  $  8,466  $   366
                                                    ========  ========  =======
Dividend accretion and deemed dividend on
 convertible preferred stock......................  $ 19,069  $  1,354  $   --
                                                    ========  ========  =======

   The accompanying notes are an integral part of these financial statements.

                                  DOCENT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (Information as of December 31, 2000)

1. Organization and Basis of Presentation

   The Company is a provider of products and services that enable the exchange of knowledge within and among large enterprises, educational content providers and professional communities. The Company's Internet-based platform provides for the delivery of learning content online, commonly known as eLearning, and brings together the Company's customers into a virtual marketplace with an array of value-added features, commonly known as a knowledge exchange.

2. Summary of Significant Accounting Policies

 Principles of consolidation

   The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

 Use of estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

 Cash and cash equivalents

   The Company considers all highly liquid investments purchased with original or remaining maturities of three months or less to be cash equivalents. Cash and cash equivalents are stated at cost which approximates market value.

 Investments

   Investments with a maturity greater than three months, but less than one year, at the time of purchase are considered to be short term investments. Investments with a maturity greater than one year, at the time of purchase, are classified as long term investments. The Company classifies its investments in certain debt securities as available-for-sale. Such investments are recorded at fair market value, based on quoted market prices and unrealized gains and losses are included in other comprehensive income. As of December 31, 2000, unrealized gains or losses on such investments were not significant. Realized gains and losses, which are calculated based on the specific identification method, are recorded in operations as incurred.

 Fair value of financial instruments

   Carrying amounts of certain of the Company's financial instruments including cash, cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities. The carrying amounts of notes payable approximate fair value based on the terms of similar borrowing arrangements available to the Company.

 Risks and uncertainties

   The Company is subject to all of the risks inherent in a company that operates in the intensely competitive Internet industry, providing a service which is relatively new and constantly evolving. These risks include, but are not limited to, dependence upon customer acceptance of the Internet, development of relationships with

                                  DOCENT, INC.

content providers, reliance on third-party software incorporated in the Company's products and market acceptance of the Company's products and services. The Company's operating results may be materially affected by the foregoing factors.

 Concentration of credit risk

   Financial instruments which potentially subject the Company to concentration of credit risk consist principally of cash, cash equivalents, short-term investments and accounts receivable. The Company's cash and cash equivalents are deposited with three financial institutions which, at times, may exceed federally insured limits.

   Accounts receivable include amounts due from customers in a wide variety of industries. The Company performs ongoing credit evaluations of its customers, does not require collateral and maintains allowances for potential credit losses when deemed necessary. To date, such losses have been within management's expectations. At December 31, 2000, the Company had accounts receivable from one customer representing 10% of total accounts receivable. At December 31, 1999, the Company had accounts receivable from two customers representing 20% and 39% of total accounts receivable, respectively. At December 31, 1998, the Company had accounts receivable from three customers representing 16%, 35% and 37% of total accounts receivable, respectively.

 Revenue recognition

   The Company derives its revenue from the licensing of its software, either through perpetual or time-based licenses, maintenance and support, hosting and the provision of professional services, including implementation, consulting and training.

   For arrangements involving the external licensing of its software, the Company adopted the provisions of the American Institute of Certified Public Accountants Statement of Position ("SOP") 97-2, "Software Revenue Recognition", as amended by SOP 98-4 "Deferral of the Effective Date of Certain Provisions of SOP 97-2" effective January 1, 1998. The Company records revenue from licensing of software products to end-users when evidence of an arrangement exists, the fee is fixed and determinable, collection is probable and delivery of the product has occurred. For agreements which include multiple obligations, such as product license, maintenance and support, web-hosting and professional services, the Company allocates revenue to all undelivered elements, usually maintenance and support and professional services, based on objective evidence of its fair value which is specific to the Company. Any amount remaining is allocated to the delivered elements and recognized as revenue when the conditions set forth above are met.

   For arrangements involving customer acceptance, revenue recognition is deferred until the earlier of the end of the acceptance period or until written notice of acceptance is received from the customer.

   For arrangements involving significant amounts of services related to installation, modification or customization of the Company's software product, the Company recognizes revenue using the percentage-of-completion method or, where there are customer acceptance clauses which the Company does not have an established history of meeting or which are not considered to be routine, when the arrangement has been completed and accepted by the customer. The Company also defers the costs relating to these arrangements until the revenue is recognized.

   The Company recognizes revenue from maintenance fees for ongoing customer support and product updates ratably over the period of the maintenance and support arrangement. Payments for maintenance fees are generally made in advance and are non-refundable.

                                  DOCENT, INC.

   Revenue generated from the sale of consulting, installation and training services is recognized as the related services are performed.

   Revenue from sales through resellers is recognized upon sales to end users provided all the conditions for revenue recognition set forth above have been met.

   Fees associated with web-hosting services, including the initial set-up fee, are recognized as revenue over the hosting period agreement, generally one year.

   In addition, the Company has entered into multi-year royalty agreements with content providers. Under these agreements, the Company receives a minimum annual royalty amount and a percentage of revenue the content provider receives in excess of the minimum royalty amount for content provided to customers. In return, the Company provides software and application hosting. In the first year of the agreement the Company also provides professional services such as marketing, implementation and training. In subsequent years, professional services are available for an additional fee.

   For agreements with content providers, the minimum fee is allocated among the separate elements, including professional services and web-hosting, based on the fair value of each of these elements. Any minimum royalty amount is recognized as revenue ratably over the period which the minimum is earned. Any royalty over and above the minimum is recognized upon notification from the content provider.

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

 Property and equipment

   Property and equipment are stated at cost. Depreciation and amortization are generally calculated using the straight-line method over the estimated useful lives of the related assets ranging from 3 to 5 years. Leasehold improvements and assets acquired under capital leases are amortized on a straight-line basis over the term of the lease, or the useful life of the assets, whichever is shorter. Maintenance and repairs are charged to expense as incurred, and improvements and betterments are capitalized. When assets are retired or otherwise disposed of, the cost and accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is reflected in operations in the period realized.

 Long-lived assets

   The Company evaluates the recoverability of its long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," which requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost of disposal. No losses from impairment have been recognized in the financial statements.

                                  DOCENT, INC.

 Research and development

   Costs incurred in the research and development of new software products are expensed as incurred until technological feasibility is established. Development costs are capitalized beginning when a product's technological feasibility has been established and ending when the product is available for general release to customers. Technological feasibility is reached when the product reaches the beta stage. To date, products and enhancements have generally reached technological feasibility and have been released for sale at substantially the same time.

 Advertising

   Cost related to advertising and promotion of products is charged to sales and marketing expense as incurred. Advertising expense for the years ended December 31, 2000, and 1999, were $1.9 million, and $84,000, respectively. No advertising expenses were incurred during the year ended December 31, 1998.

 Income taxes

   Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to amounts expected to be realized.

 Stock-based compensation

   The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and Financial Accounting Standards Board Interpretation ("FIN") No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, and complies with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Under APB No. 25, compensation expense is based on the difference, if any, on the date of grant, between the estimated fair value of the Company's common stock and the exercise price. SFAS 123 defines a "fair value" based method of accounting for an employee stock option or similar equity investment. The pro forma disclosures of the difference between the compensation expense included in net loss and the related cost measured by the fair value method are presented in Note 9. The Company accounts for equity instruments issued to nonemployees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force ("EITF") 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

   In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 ("FIN 44") "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25." FIN 44 clarifies the application of Opinion No. 25 for (a) the definition of employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur either after December 15, 1998, or January 12, 2000. The adoption of the provisions of FIN 44 did not have a material impact on the financial statements.

                                  DOCENT, INC.

 Comprehensive income (loss)

   The Company adopted the provisions of SFAS No. 130, Reporting Comprehensive Income. This statement requires companies to classify items of other comprehensive income by their nature in the financial statements and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. Other comprehensive income at December 31, 2000 comprises foreign currency translation gain of $118,000. There has been no difference between the Company's net loss and its total comprehensive loss through December 31, 1999.

 Foreign currency remeasurement and transactions

   The functional currency of the Company's foreign subsidiary is the local foreign currency. All monetary assets and liabilities denominated in foreign currency, are remeasured at the balance sheet date exchange rate. Nonmonetary assets are remeasured using historical rates and revenue and expenses are remeasured at the average exchange rate prevailing during the year. Translation adjustments resulting from translation of the subsidiary's accounts are included in accumulated comprehensive income (loss). Foreign currency transaction gains and losses are included in the consolidated statements of operations and have not been significant.

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

   The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

                                                   Years Ended December 31,
                                                   ---------------------------
                                                     2000      1999     1998
                                                   --------  --------  -------
   Net loss attributable to common stockholders..  $(83,759) $(20,067) $(6,434)
                                                   ========  ========  =======
   Basic and diluted shares:
     Weighted average common shares outstanding..    14,692     5,189    4,868
     Weighted average unvested common shares
      subject to repurchase......................    (1,497)   (1,321)  (1,999)
                                                   --------  --------  -------
     Weighted average shares used to compute
      basic and diluted net loss per share.......    13,195     3,868    2,869
                                                   ========  ========  =======
   Net loss per share attributable to common
    stockholders--basic and diluted..............  $  (6.35) $  (5.19) $ (2.24)
                                                   ========  ========  =======

                                  DOCENT, INC.

   The following table sets forth potential shares of common stock that are not included in the diluted net loss per share attributable to common stockholders above because to do so would be antidilutive for the periods indicated (in thousands):

                                                              December 31,
                                                           -------------------
                                                           2000   1999   1998
                                                           ----- ------ ------
Convertible preferred stock upon conversion to common
 stock....................................................   --  18,391 10,670
Warrants to purchase convertible preferred stock..........   --     488     10
Warrants to purchase common stock......................... 2,726    120    --
Unvested common shares subject to repurchase.............. 1,762  1,006  1,786
Options to purchase common stock.......................... 5,060  2,619  1,340
                                                           ----- ------ ------
                                                           9,548 22,624 13,806
                                                           ===== ====== ======

 Segment reporting

   Financial Accounting Standards Board Statement No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131") requires that companies report separately in the financial statements certain financial and descriptive information about operating segments profit or loss, certain specific revenue and expense items and segment assets. Additionally, companies are required to report information about the revenue derived from their products and service groups, about geographic areas in which the Company earns revenue and holds assets, and about major customers. The Company has one reporting segment.

   During the year ended December 31, 2000, approximately $1,056,000 of the Company's revenue was derived from customers in Europe. As of December 31, 2000, approximately $179,000 of the Company's long-lived assets were held in Europe. During 1999 and 1998, all revenue was generated from customers located in and all long-lived assets are held in the United States. No customers accounted for more than 10% of the Company's revenue for the year ended December 31, 2000. One customer accounted for 27% of the Company's revenue for the year ended December 31, 1999. Three customers accounted for 12%, 13% and 26%, respectively of the Company's revenue for the year ended December 31, 1998.

 Recently issued accounting pronouncements

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

   In various areas, including revenue recognition and stock-based compensation, accounting standards and practices continue to evolve. The SEC has issued interpretative guidance relating to SAB 101, and the FASB

                                  DOCENT, INC.

continues to address revenue and other related accounting issues. The management of the Company believes it is in compliance with all of the rules and related guidance as they currently exist. However, any changes to generally accepted accounting principles in these areas could impact the Company's accounting for its operations.

3. Balance Sheet Components (in thousands)

                                                                 December 31,
                                                                ---------------
                                                                 2000     1999
                                                                -------  ------
   Accounts receivable, net:
     Accounts receivable....................................... $ 6,997  $  809
     Less: Allowance for doubtful accounts.....................     (52)    --
                                                                -------  ------
                                                                $ 6,945  $  809
                                                                =======  ======
   Property and equipment, net:
     Computer equipment and software........................... $ 4,103  $1,063
     Furniture and fixtures....................................     862     277
     Leasehold improvements....................................      60      50
                                                                -------  ------
                                                                  5,025   1,390
     Less: Accumulated depreciation and amortization...........  (1,398)   (426)
                                                                -------  ------
                                                                $ 3,627  $  964
                                                                =======  ======
   Accrued liabilities:
     Accrued payroll and related liabilities................... $ 1,942  $  629
     Accrued consulting services...............................     923      83
     Other accrued liabilities.................................   3,138     163
                                                                -------  ------
                                                                $ 6,003  $  875
                                                                =======  ======

   Depreciation expense was $977,000, $268,000 and $157,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

4. Commitments and contingencies

 Operating leases

   The Company leases its current office facilities in California, Massachusetts and Texas under noncancelable operating lease agreements with various expiration dates through 2005.

   At December 31, 2000, the future minimum lease payments under all noncancelable operating lease agreements are as follows (in thousands):

      Year Ending December 31,
      2001............................................................. $ 1,805
      2002.............................................................   1,604
      2003.............................................................   1,664
      2004.............................................................   1,748
      2005.............................................................     678
                                                                        -------
        Total minimum lease payments................................... $ 7,499
                                                                        =======

   Rent expense under operating leases for the years ended December 31, 2000, 1999 and 1998 was $1.7 million, $485,000 and $325,000, respectively.

                                  DOCENT, INC.

 Purchase committment

   As of December 31, 2000, the Company was committed to purchase at least $1.6 million of consulting services from Accenture, prior to March 31, 2002.

 Contingencies

   A former vice president who did not exercise his vested stock options upon termination of his employment has sued the Company and its CEO, individually. The complaint seeks unspecified damages for wrongful termination of his employment based upon a number of theories.

   The Company may also be indirectly affected by administrative or court proceedings or actions in which the Company is not involved but which have general applicability to the Internet industry.

5. Capital Leases

   At December 31, 2000, the future minimum lease payments under noncancelable capital leases are as follows (in thousands):

   Fiscal year ending December 31,
   2001................................................................... $ 89
   2002...................................................................   53
   2003...................................................................   20
                                                                           ----
   Total minimum lease payments...........................................  162
   Less amount representing interest......................................  (13)
                                                                           ----
   Present value of capital lease obligations.............................  149
   Less current portion...................................................  (80)
                                                                           ----
   Long-term portion of capital lease obligations......................... $ 69
                                                                           ====

   During the years ended December 31, 2000, 1999, and 1998, the Company acquired equipment under capital leases with a cost of $85,000, $63,000, and $19,000, respectively. The accumulated amortization on these assets was $71,000, $12,000, and $3,000 at December 31, 1999 and 1998, respectively.

6. Borrowings

   Notes payable consist of the following (in thousands):

                                                                 December 31,
                                                                ---------------
                                                                 2000    1999
                                                                ------  -------
   Subordinated loan........................................... $1,552  $ 2,400
   Equipment loan..............................................    --       149
   Unamortized discount........................................   (142)    (248)
                                                                ------  -------
                                                                 1,410    2,301
   Less current portion........................................   (963)  (1,231)
                                                                ------  -------
   Noncurrent portion.......................................... $  447  $ 1,070
                                                                ======  =======

                                  DOCENT, INC.

 Subordinated loan

   In April 1999, the Company entered into a subordinated debt agreement (the "Subordinated Loan") with a financing company (the "Lender") for an amount of $3,000,000. Amounts due under the Subordinated Loan bears interest at 12.16%.

   Principal and interest installments are payable monthly through May 2002 and the notes are collateralized by substantially all of the Company's assets.

   The Subordinated Loan is subject to an agreement under which borrowings under this facility are subordinated to any future borrowings from the bank.

   Future payments under the loan are as follows (in thousands):

      Fiscal year ending December 31,
      2001.............................................................. $1,200
      2002..............................................................    500
                                                                         ------
                                                                          1,700
      Less amount representing interest.................................   (148)
      Unamortized discount..............................................   (142)
                                                                         ------
                                                                          1,410
      Less current portion..............................................   (963)
                                                                         ------
      Noncurrent portion................................................ $  447
                                                                         ======

7. Receivables from Stockholders

   In conjunction with the purchase of 975,000 shares of common stock in June 1997 by an officer of the Company, the Company issued a full recourse note for $97,000 with a six-year term and an interest rate of 6%.

   In conjunction with the exercise of 103,000 stock options in September 1998 by an officer of the Company, the Company issued a full recourse note for $103,000 with a six-year term and an interest rate of 5.54%.

   In conjunction with the exercise of 945,416 stock options in the period from July 2000 through September 2000 by five officers of the Company, the Company issued full recourse notes totaling $1,835,000. These notes bear interest at 6.62% per annum and have six-year terms. In December 2000, the Company cancelled $948,000 of such promissory notes in conjunction with the rescission of the exercise of options to purchase 447,916 shares of common stock with a weighted average exercise price of $2.12 per share. In accordance with EITF Topic No. D-93, "Accounting for the Rescission of the Exercise of Employee Stock Options" there was no accounting charge for the rescission.

                                  DOCENT, INC.

8. Preferred Stock

   Preferred stock consisted of the following, prior to its conversion at Docent's initial public offering into common stock (in thousands):

                                                               Shares issued and
      Series                                                      outstanding
      ------                                                   -----------------
      A.......................................................       5,800
      B.......................................................       2,000
      B-1.....................................................         833
      C.......................................................       2,578
      D.......................................................       7,365
      E.......................................................       3,719
      F.......................................................       2,599
                                                                    ------
                                                                    24,894
                                                                    ======

   Significant terms of the preferred stock were as follows:

     Each share of preferred stock had voting rights equal to an equivalent number of shares of common stock into which it was convertible and voted together as one class with the common stock.

     Holders of Series A, B, B-1, C and D convertible preferred stock were entitled to receive noncumulative dividends at the per annum rate of $0.068, $0.10, $0.12, $0.186 and $0.286 per share, respectively, when and if declared by the Board of Directors. The holders of convertible preferred stock were also entitled to participate in dividends on common stock, when and if declared by the Board of Directors, based on the number of shares of common stock held on an as-if converted basis. No such dividends were ever declared or paid.

     Each share of preferred stock was convertible into common stock at the option of the holder at any time. Conversion was automatic upon either the consent of the holders of a majority of the outstanding shares of preferred stock or the effective date of a public offering of common stock for which the aggregate proceeds would not be less than $15,000,000 and the offering price would not be less than $6.00 per share of common stock.

 Series E Convertible Preferred Stock

   In April 2000, the Company sold 3,719,477 shares of Series E convertible preferred stock at $7.52 per share for net proceeds of approximately $26.8 million. In connection with this issuance the Company issued a warrant to its placement agent to purchase shares of common stock. The exercise price is at the initial public offering price. The rights and preferences of Series E convertible preferred stock are substantially the same as those of Series A, Series B, Series B-1, Series C and Series D convertible preferred stock.

   The issuance resulted in a beneficial conversion feature of approximately $5,505,000, calculated as the difference between the deemed fair market value of common stock of $9.00 per share and the issuance price of $7.52. As the preferred stock was immediately converted the beneficial conversion feature was recognized as a deemed dividend to the preferred stockholders at the date of issuance with a corresponding amount recorded in additional paid-in capital.

 Series F Convertible Preferred Stock

   In August and September 2000, the Company sold 2,598,875 shares of Series F convertible preferred stock at $7.52 per share for net proceeds of approximately $18.8 million. In connection with this issuance the Company

                                  DOCENT, INC.

issued a warrant to its placement agent to purchase common stock. The rights and preferences of Series F convertible preferred stock are substantially the same as those of Series E convertible preferred stock. In connection with this issuance the Company recorded a beneficial conversion charge of $6,445,000 representing the difference between the fair market value of the Company's common stock on the date of issuance of $10.00 over the conversion price of $7.52. This charge was recorded in the third quarter of fiscal 2000.

 Warrants for convertible preferred stock

   The Company issued warrants to purchase 10,000 shares of Series B convertible preferred stock at $1.25 per share in March 1998, which expires in March 2003, in exchange for services. The Company valued the warrants using the Black-Scholes option pricing model applying an expected life of five years, a weighted average risk free rate of 5.11%, a dividend yield of 0% and volatility of 75%. The fair value of approximately $14,000 was expensed during the year ended December 31, 1998.

   In April 1999, in connection with a loan and capital leases, the Company issued warrants to purchase 228,493 shares of Series C at $1.86 per share. These warrants expire on the later of 7 years from the date of the grant, or three years from the effective date of the Company's initial public offering. The Company valued the warrants using the Black-Scholes option pricing model applying an expected life of 7 years, a weighted average risk free rate of 5.08%, a dividend yield of 0% and volatility of 75%. The fair value of approximately $339,000 is being amortized over the term of the loan and capital leases. Amortization for the year ended December 31, 2000, was approximately $106,000.

   In March 1999, the Company issued a warrant to purchase up to 175,000 shares of Series D at $2.86 per share to a consultant. In December 1999, 100,000 shares of Series D were issued upon the exercise of the warrant. The remaining 75,000 shares of Series D were not issued and the warrant expired at December 31, 1999. The warrant was valued using the Black-Scholes option pricing model applying an expected life of nine months, a weighted average risk free rate of 4.5%, a dividend yield of 0% and volatility of 75%. The fair value of approximately $134,000 was recognized as sales and marketing expense for the year ended December 31, 1999.

   In December 1999, the Company issued a warrant to purchase 250,000 shares of Series D at a price of $2.86 per share to a new investor as an inducement to assist the Company in the development of its European operations. The warrant expires in seven years and was valued using the Black-Scholes option pricing model applying an expected life of seven years, a weighted average risk free rate of 6.19%, a dividend yield of 0% and volatility of 75%. The fair value of approximately $1,758,000 was recognized as sales and marketing expense for the year ended December 31, 1999. The warrant was exercised during September 2000.

   In March 2000, the Company issued warrants to purchase up to 2,446,932 shares of Series E convertible preferred stock to two strategic partners. These warrants were issued as inducements to sign strategic alliance agreements and have exercise prices of $7.52 per share and exercise periods of one year to three years. The warrants were valued using the Black-Scholes option pricing model applying expected lives ranging from one year to three years, weighted average risk free interest rates ranging from 6.07% to 6.36%, a dividend yield of 0% and volatility of 75%. The fair value of approximately $12,556,000 was recognized as sales and marketing expense during fiscal 2000.

   Upon consummation of Docent's initial public offering, all preferred stock was converted to common stock. Accordingly, all outstanding warrants to purchase preferred stock likewise became warrants to purchase common stock.

                                  DOCENT, INC.

9. Stockholders' Equity

 Warrants for common stock

   In March 1999, the Company issued warrants to purchase 119,962 shares of common stock at $0.30 per share to investors in conjunction with the issuance of Series C. The warrants had a term of 32 months. The proceeds received from the investors have been allocated between Series C and the warrants based on the relative fair values of each element. Accordingly, $157,000 of the proceeds was allocated to the warrants. The fair value was calculated using the Black-Scholes option pricing model applying an expected life of 32 months, a risk free rate of 5.14%, a dividend yield of zero percent and volatility of 75%.

   In March 2000, the Company issued a warrant to purchase up to 200,000 shares of common stock to a strategic partner. This warrant was issued as an inducement to sign a strategic alliance agreement and has an exercise price of $10.00 per share and a seven month exercise period. The warrant was valued using the Black-Scholes option pricing model applying expected life of six months, risk free interest rate of 6.1%, a dividend yield of 0% and volatility of 75%.

   The fair value of approximately $324,000 was recognized as sales and marketing expense during fiscal 2000. The warrant was exercised in fiscal 2000 prior to Docent's initial public offering.

   In April 2000, the Company issued a warrant to purchase that number of shares of common stock equal to $274,733 divided by the exercise price of the warrant in connection with the completion of the Series E convertible preferred stock financing. The exercise price is at the initial public offering price. The warrant was valued using the Black-Scholes option pricing model applying an expected life of five years, a weighted average risk free rate of 5.83%, a dividend yield of 0% and volatility of 75%. The fair value of approximately $179,000 has been recorded as a cost of issuance of the Series E convertible preferred stock.

   In September 2000, the Company issued a warrant to purchase that number of shares of common stock equal to $162,500 divided by the exercise price of the warrant in connection with the completion of the Series F convertible preferred stock financing. The exercise price is at the initial public offering price. The warrant was valued using the Black-Scholes option pricing model applying an expected life of five years, a weighted average risk free rate of 5.99%, a dividend yield of 0% and volatility of 75%. The fair value of approximately $107,000 has been recorded as a cost of issuance of the Series F convertible preferred stock.

 Restricted common stock

   A total of 4,700,000 shares of common stock were issued to the Company's founders, of which 2,829,293 were issued subject to restricted stock purchase agreements which provide the Company with the right to repurchase these shares at the original issuance price. In September 1998, 1,018,550 shares were repurchased from two of the founders at the then fair market value of $0.20 per share. As a result, the Company recognized stock-based compensation expense of approximately $204,000 during 1998. The repurchase right over the remaining shares lapses ratably over 40 months and expired in October 2000. As of December 31, 1999 and 1998, a total of 182,793 and 426,549, respectively, were subject to repurchase by the Company under these agreements.

 Employee Stock Purchase Plan

   On March 23, 2000, the Company's board of directors adopted the 2000 Employee Stock Purchase Plan and on July 18, 2000 the stockholders approved it. It became effective upon completion of the Company's initial public offering on September 29, 2000. The common stock purchase price is 85% of fair market value. A total of 1,500,000 shares of common stock have been reserved for issuance under this plan. The number of shares reserved increases on an annual basis. During the year 2000, 61,000 shares were issued under this plan.

                                  DOCENT, INC.

 Stock Option Plans

  1997 Stock Option Plan

   On July 25, 1997, the Company adopted the 1997 Stock Option Plan (the "1997 Plan"). The 1997 Plan provides for the granting of stock options to employees and consultants of the Company. Options granted under the 1997 Plan may be either incentive stock options or non-statutory stock options. Incentive stock options ("ISO") may be granted only to Company employees (including officers and directors who are also employees). Non-statutory stock options ("NSO") may be granted to Company employees and consultants. The Company has reserved 9,300,000 shares of common stock for issuance under the 1997 Plan.

  2000 Omnibus Equity Incentive Plan

   The 2000 Omnibus Equity Incentive Plan (the "2000 Plan") was adopted by the Company's board of directors on March 23, 2000 and approved by the stockholders on July 18, 2000. The 2000 Plan provides for the direct award or sale of shares of common stock and for the grant of options to purchase shares of common stock to employees, non-employee directors, advisors and consultants. The Company has reserved 6,000,000 shares of common stock for issuance under the 2000 Plan. Each year, the number of shares reserved for issuance under this plan increases by 3%.

   Options under the 1997 Plan may be granted for periods of up to ten years and at prices no less than 85% of the estimated fair value of the shares on the date of grant as determined by the Board of Directors, provided, however, that the exercise price of an ISO and NSO granted to a 10% shareholder shall not be less than 110% of the estimated fair value of the shares on the date of grant. Options under the 2000 Plan have a ten year term, however cannot be granted at an exercise price less than 100% of the fair market value of share on the date of grant. Options are exercisable immediately subject to repurchase options held by the Company which lapse with the options vesting schedule. To date, options granted generally vest over four years.

   A summary of the activity under the 1997 Plan and 2000 Plan is set forth below:

                                                     Options Outstanding
                                                --------------------------------
                                                                        Weighted
                                                  Shares                Average
                                                Available   Number of   Exercise
                                                for Grant     Shares     Price
                                                ----------  ----------  --------
Balances, December 31, 1997....................  1,735,730     764,270   $0.10
Additional options reserved....................  1,000,000         --      --
Options granted................................ (2,375,950)  2,375,950   $0.14
Options exercised..............................        --   (1,476,363)  $0.19
Options canceled...............................    323,522    (323,522)  $0.12
                                                ----------  ----------
Balances, December 31, 1998....................    683,302   1,340,335   $0.15
Additional options reserved....................  3,000,000         --      --
Options granted................................ (2,199,525)  2,199,525   $0.78
Options exercised..............................        --      (93,143)  $0.27
Options canceled...............................    827,366    (827,366)  $0.22
Unvested shares repurchased....................     68,856         --    $0.12
                                                ----------  ----------
Balances, December 31, 1999....................  2,379,999   2,619,351   $0.66
Additional options reserved....................  8,800,000         --      --
Options granted................................ (5,363,864)  5,363,864   $3.67
Options exercised..............................        --   (2,123,042)  $1.42
Options cancelled..............................    800,120    (800,120)  $1.66
Unvested shares repurchased....................     39,918         --    $1.72
                                                ----------  ----------
Balances, December 31, 2000....................  6,656,173   5,060,053   $3.38
                                                ==========  ==========

                                  DOCENT, INC.

   Common stock option holders have the right to exercise unvested options, subject to a repurchase right held by the Company, at the original exercise price, in the event of voluntary or involuntary termination of employment of the stockholder. As of December 31, 2000, 1999 and 1998, 1,762,036, 823,400 and
1,359,189 shares of common stock, respectively, were subject to repurchase.

   The following table summarizes information about stock options outstanding at December 31, 2000:

                                             Options Outstanding and Exercisable
                                             -----------------------------------
                                                             Weighted   Weighted
                                                              Average   Average
                                               Number of     Remaining  Exercise
                                                Options     Contractual  Price
                                              Outstanding    Life (in     per
   Exercise Price                            (in thousands)   years)     Share
   --------------                            -------------- ----------- --------
   $ 0.10--0.75.............................       268         8.23      $ 0.50
   $ 1.00...................................     1,228         8.92      $ 1.00
   $ 1.90...................................       228         9.05      $ 1.90
   $ 3.50...................................     2,442         9.46      $ 3.50
   $ 5.00...................................       520         9.46      $ 5.00
   $ 6.50...................................       105         9.72      $ 6.50
   $ 7.78--10.00............................       124         9.52      $ 9.29
   $11.94...................................        78         9.92      $11.94
   $20.38...................................        67         9.88      $20.38
                                                 -----
   $0.10--$20.38............................     5,060         9.26      $ 3.38
                                                 =====

   At December 31, 2000, 1999 and 1998, 2,265,000, 169,000, and 57,000,
respectively, of the options outstanding were vested.

 Fair value disclosures

   Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant dates for the awards under a method prescribed by SFAS No. 123, the Company's net loss attributable to common stockholders would have been increased to the pro forma amounts indicated below:

                                                  Years Ended December 31,
                                                  ---------------------------
                                                    2000      1999     1998
                                                  --------  --------  -------
Net loss attributable to common stockholders (in
 thousands):
  As reported.................................... $(83,759) $(20,067) $(6,434)
  Pro forma...................................... $(86,256) $(20,161) $(6,439)
Net loss per share attributable to common
 stockholders--basic and diluted:
  As reported.................................... $  (6.35) $  (5.19) $ (2.24)
  Pro forma...................................... $  (6.45) $  (5.21) $ (2.24)

   The Company calculated the value of each option grant on the date of grant using the Black-Scholes option pricing model with the assumptions in the following table:

                                                   Year Ended December 31,
                                             -----------------------------------
                                                2000        1999        1998
                                             ----------- ----------- -----------
   Dividend yield...........................     0%          0%          0%
   Volatility...............................     75%         0%          0%
   Risk free interest rate.................. 4.54%-5.63% 4.91%-6.19% 5.95%-6.60%
   Expected lives of options................   4 years     4 years     4 years
   Weighted average fair value..............    $7.12       $4.23       $0.23

                                  DOCENT, INC.

   These pro forma amounts may not be representative of the effects on reported net loss for future years as options vest over several years and additional awards are generally made each year.

 Stock-based compensation

   In connection with certain stock option grants to employees during the years ended December 31, 2000, 1999 and 1998, the Company recognized approximately $27,355,000, $8,466,000, and $366,000 of unearned stock-based compensation for the excess of the deemed fair value of the shares of common stock subject to such options over the exercise price of these options at the date of grant. Such amounts are included as a reduction of stockholders' equity and are being amortized over the vesting period of generally four years. The Company recorded stock-based compensation expense of $12,310,000, $1,596,000, and $36,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

   Stock-based compensation expense related to equity instruments granted to consultants is recognized as earned. At each reporting date, the Company re-values any unvested equity investments using the Black-Scholes option pricing model. As a result, the stock-based compensation expense will fluctuate as the fair market value of the Company's common stock fluctuates

   The Company granted options to purchase 102,940, 8,425 and 45,000 shares of its common stock to consultants during the years ended December 31, 2000, 1999 and 1998, respectively. In 2000, the Company recorded unearned stock-based compensation expense of $709,000 which is being amortized over the service period. A total of $655,000 related to these grants was expensed during the year ended December 31, 2000.

   During the years ended December 31, 2000 and 1999 the Company issued 169,459 and 125,680 shares of common stock with fair values of $1,402,000 and $736,000, respectively, in exchange for services from consultants. A total of $1,146,000 and $736,000 relating to these issuances was expensed during the years ended December 31, 2000 and 1999, respectively.

   In 2000, the Company terminated the employment of two individuals. In connection with the termination, the Company accelerated the vesting on certain stock options held by the employees and recorded a compensation charge of $363,000 related to the re-measurement of these options at the date of termination.

   As discussed in Note 8 the Company recorded stock-based compensation expense of $12,880,000, $1,892,000 and $14,000 in respect of warrants issued to consultants and strategic partners in exchange for services during the years ended December 31, 2000, 1999 and 1998, respectively.

10. Income Taxes

   At December 31, 2000, 1999 and 1998, temporary differences which gave rise to significant deferred tax assets and liabilities are as follows (in thousands):

                                                           December 31,
                                                     --------------------------
                                                       2000     1999     1998
                                                     --------  -------  -------
   Net operating losses............................. $ 19,857  $ 6,385  $ 1,747
   Capitalized research and development.............    1,456    1,927    1,043
   Other............................................    3,245      768      460
                                                     --------  -------  -------
                                                       24,558    9,080    3,250
   Less valuation allowance.........................  (24,558)  (9,080)  (3,250)
                                                     --------  -------  -------
   Net deferred tax assets.......................... $    --   $   --   $   --
                                                     ========  =======  =======

                                  DOCENT, INC.

   In accordance with generally accepted accounting principles, a valuation allowance must be established for a deferred tax asset if it is more likely than not that a tax benefit will not be realized from the asset in the future. The Company has established a valuation allowance to the extent of its deferred tax assets as no immediate benefit is expected to be received due to the Company's recurring losses. The valuation allowance increased by $15.5, $5.8 and $2.6 million for the years ended December 31, 2000, 1999 and 1998, respectively.

   At December 31, 2000, the Company had federal and state net operating loss carryforwards of approximately $50.0 and $46.3 million respectively, available to offset future regular and alternative minimum taxable income. The Company's federal and state net operating loss carryforwards will fully expire in 2020 and 2005, respectively, if not utilized.

   At December 31, 2000, the Company also has research and development credit carryforwards of approximately $714,000 for federal and California tax purposes available to reduce future income tax liability. Such carryforwards fully expire in 2020.

   The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. If the Company should have an ownership change, as defined by the tax law, utilization of the carryforwards could be restricted.

   The provision for income taxes in the year ended December 31, 2000 was $63,000 for foreign taxes.

11. Employee Benefit Plan

   The Company adopted a 401(k) Profit Sharing Plan and Trust (the "401(k) Plan") effective October 16, 1997, which is intended to qualify under Section 401(k) of the Internal Revenue Code. The 401(k) Plan allows eligible employees to contribute up to 25% of their pre-tax salary, subject to a maximum limit of $10,500 for the year ended December 31, 2000, subject to certain limitations. The 401(k) Plan provides for employer contributions at the discretion of the Board of Directors. No amounts have been contributed by the Company to the 401(k) Plan through December 31, 2000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                    PART III

ITEM 10. MANAGEMENT

Executive Officers and Directors

   The names, ages and positions of our current executive officers and directors are as follows:

             Name            Age                  Position
             ----            ---                  --------
                                 Chief Executive Officer, President and
   David R. Ellett..........  46 Chairman of the Board
   Donald E. Lundgren.......  56 Vice President and Chief Financial Officer
   David Mandelkern.........  41 Executive Vice President, Chief Technology
                                 Officer, Secretary and Director
   Kathleen A. Gogan........  42 Vice President, Marketing
   Mary A. Egan Lorigan.....  40 Sr. Vice President, Worldwide Sales
   Maarten W. G. de Groodt..  37 Vice President, Europe
   Richard L. Dellinger.....  51 Vice President, Engineering
   Karen L. West............  42 Vice President, Professional Services
                                 Vice President, Corporate and Business
   Daniel E. Epel...........  41 Development
   Eric N. Campbell.........  38 Vice President, Human Resources
   Kevin G. Hall............  41 Director
   Jos C. Henkens...........  48 Director
   Ali Kutay................  44 Director
   Robert A. Lauer..........  56 Director

   David R. Ellett, Chief Executive Officer, President and Chairman of the Board, joined Docent in July 1998. He has served as Chief Executive Officer and President since July 1998. He has been a member of the Board of Directors since March 1998 and Chairman of the Board since January 2000. From April 1997 to July 1998, Mr. Ellett served as Chief Operating Officer of Business Objects, Inc. From January 1994 to April 1997, Mr. Ellett served as Corporate Vice President of Worldwide Education at Oracle Corporation. In addition, Mr. Ellett spent 13 years at Electronic Data Systems, most recently as President of the Performance Service Group from 1991 to 1994. Mr. Ellett holds a B.A. degree from Southern Methodist University.

   Donald E. Lundgren, Vice President and Chief Financial Officer, joined Docent in November 1999. From May 1999 until joining Docent, Mr. Lundgren worked as an independent consultant. From November 1998 to May 1999, Mr. Lundgren served as Chief Financial Officer of Blue Pumpkin Software, Inc., a provider of workforce management software. In addition, Mr. Lundgren founded and served as Chief Executive Officer of Kairos Software, Inc., a developer of Web-based, knowledge-enabled selling systems, from July 1995 to June 1998. Prior experience includes Chief Financial Officer positions at NetLabs, NetManage and Frame Technology, Inc. Mr. Lundgren holds an M.B.A. degree from Indiana University and a B.S. degree in Electrical Engineering from Rose Hulman Institute of Technology.

   David Mandelkern, Executive Vice President and Chief Technology Officer, co-founded Docent in June 1997. He served as President and Chief Executive Officer from January 1998 to July 1998 and has been a director since June 1997. He has also served as Chief Technology Officer from August 1998 to present. Before co-founding Docent, Mr. Mandelkern founded and served from July 1993 to June 1997 as President of AlmondSeed Software, a provider of UNIX utility software. From October 1996 to June 1997, Mr. Mandelkern was a consultant to Stanford Testing Systems, Inc., the predecessor to Docent. From February 1991 to June 1993, Mr. Mandelkern served as President and Chief Executive Officer of Talarian Corporation, a supplier of real-time networking middleware. Mr. Mandelkern holds a B.S. degree with distinction in Electrical Engineering from Stanford University and an M.S. degree in Electrical Engineering from Stanford University.

   Kathleen A. Gogan, Vice President, Marketing, joined Docent in October 1998. From July 1997 to September 1998, Ms. Gogan served as Vice President of Marketing at Decisive Technology, a provider of online survey software. From May 1990 to July 1997, Ms. Gogan was employed by Informix Corporation and served in a variety of management roles including Vice President of Global Partners, and Vice President of Channel and Partner Marketing. Ms. Gogan holds a B.S. degree in Mechanical Engineering from the University of Notre Dame and a Masters of Management degree from Northwestern University.

   Mary A. Egan Lorigan, Sr. Vice President of Worldwide Sales, joined Docent in October 1999. From April 1999 to October 1999 Ms. Lorigan served as Vice President of Sales at NetSage, Inc., a provider of intelligent agent software. From July 1998 to April 1999, Ms. Lorigan took a leave of absence to care for her family. From November 1993 to July 1998 Ms. Lorigan served in several sales management capacities including Vice President North America Sales, Vice President North American Verticals and Channels and Vice President Western Region at The Vantive Corporation, a developer of customer relationship management and sales force automation software. From May 1983 to November 1993, Ms. Lorigan served in sales and various sales management roles at Informix Software, Inc. Ms. Lorigan holds a B.A. degree from the University of California, San Diego.

   Maarten W. G. de Groodt, Vice President, Europe, joined Docent in September 1999. Previously, Mr. de Groodt served as Director of Education for The Netherlands for Oracle Corporation from June 1997 to September 1999. Prior to Oracle, Mr. de Groodt was Manager of Professional Development at CAP Gemini from July 1985 to May 1997. Mr. de Groodt holds a degree in business management from IBO of Holland.

   Richard L. Dellinger, Vice President, Engineering, joined Docent in November 1997. From October 1994 to October 1997, Mr. Dellinger served as Vice President, Engineering at Presidio Systems, Inc., a provider of medical software. From January 1991 to October 1994, Mr. Dellinger served as Vice President, Engineering, at ParcPlace Systems, Inc. Mr. Dellinger holds a B.S. degree in Engineering from the University of Houston and an M.S. degree in Computer Science from Rice University.

   Karen L. West, Vice President, Professional Services, joined Docent in September 2000. Prior to joining Docent, Ms. West was a Partner in Deloitte Consulting from October 1997 to September 2000. From February 1994 to October 1997, Ms. West served in various consulting management roles at Oracle Corporation. From September 1988 through February 1994, Ms. West worked for Hay Management Consultants, a human resource management consulting firm. Ms. West received a BS degree in Business from the University of California, Berkeley and an MBA degree from Stanford University.

   Daniel E. Epel, Vice President, Corporate and Business Development, joined Docent in January 2001. Prior to joining Docent, Mr. Epel was a Vice President of Business Development for Visto Corporation from September 1999 to December 2000. From January 1998 to June 1999, Mr. Epel served as Vice President of Sales and Marketing for Vadem. From May 1988 through May 1997, Mr. Epel worked for Apple Computer in a variety of management roles including Director of Global Business Development . Mr. Epel received a B.A. degree in Economics from the University of Michigan.

   Eric N. Campbell, Vice President, Human Resources, joined Docent in July 1999. Previous experience includes Director of Human Resources for Inprise Corporation, formerly Borland International, from November 1992 to June 1999. From January 1991 to October 1992, Mr. Campbell served as manager of Human Resources for Bama Foods Ltd., a food products manufacturer. From December 1986 to January 1991, Mr. Campbell served as manager of Human Resources for construction products manufacturer, USG Corporation. Mr. Campbell holds a B.S. degree from Oklahoma State University.

   Kevin G. Hall has served as a member of the Board of Directors of Docent since June 1997, as a member of Docent's compensation committee since January 1999, and as a member of Docent's audit committee since January 2000. Since 1993, Mr. Hall has been a General Partner of Norwest Venture Partners. Prior to joining Norwest, Mr. Hall was a Principal at Brentwood Associates. Mr. Hall currently serves on the board of directors of Continuous Software, Inc., as well as a variety of privately held companies. Mr. Hall received a B.S. degree in Engineering and an M.S. degree in Engineering from Purdue University and an M.B.A. degree from Stanford University.

   Jos C. Henkens has served as a member of the Board of Directors of Docent since June 1997, as a member of Docent's compensation committee since January 1999, and as a member of Docent's audit committee since January 2000. Mr. Henkens is a General Partner of Advanced Technology Venture's a venture capital firm focused on emerging growth companies in the Internet, Communications, and healthcare industries, with which he has been associated since January 1983. Mr. Henkens currently serves on the board of directors of Actel Corporation, Credence Systems Corporation, Seagull Business Software, BV, Accord Networks, Ltd., as well as a variety of other privately held companies. Mr. Henkens holds an MS and BS in Physics from the University of Leyden, The Netherlands, an MS in Business Administration from the University of Delft, The Netherlands, and an MS in Engineering-Economic Systems and an MBA from Stanford University.

   Ali R. Kutay has served as a member of the Board of Directors of Docent since April 2000 and as a member of Docent's audit committee since April 2000. Mr. Kutay is the Chairman, and Chief Executive Officer of AltoWeb, Inc., a provider of e-business infrastructure software, which he founded in December 1998. From March 1997 to October 1998 he was a director, President and Chief Executive Officer of WebLogic, Inc., a Java-based Application Server company which was merged with BEA Systems, Inc. in October, 1998. Previously he was the President and CEO of Lockheed Martin Corporation's Commercial Software Business Unit, Formtek, from January 1990 to May 1997. Mr. Kutay currently serves on the board of directors of the WebLogic subsidiary of BEA Systems, Inc. and on the board of directors and compensation committee of Graham Technology Solutions, Inc., a privately held company. Mr. Kutay holds a B.S. and M.S. degree in Engineering from Middle East Technical University and has completed graduate work at Carnegie Mellon University.

   Robert A. Lauer joined the Board of Directors of Docent in September 2000. Mr Lauer retired from Accenture on August 31, 2000 having most recently served as managing partner of Andersen Consulting's eHuman Performance global line of business. During his 31-year career at Andersen Consulting, which began on December 20, 1968, he served in numerous managing partner leadership roles including: Global Change Management--Communications & High Tech industries from 1998 to 1999; and Americas Change Management practice from 1994 to 1998. Mr. Lauer holds a Bachelor of Science degree in Industrial Engineering and an MBA from Ohio State University.

ITEM 11. EXECUTIVE COMPENSATION

   The information required by this item is hereby incorporated by reference from the information under the caption "Executive Officer Compensation" contained in our definitive Proxy Statement, to be filed with the Securities and Exchange Commission no later than 120 days from the end of our last fiscal year in connection with the solicitation of proxies for our 2001 Annual Meeting of Stockholders (the "Proxy Statement").

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information required by this item is incorporated by reference from the information under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by this item is incorporated by reference from the information under the caption "Certain Relationships and Related Transactions" in the Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K

  3.1 Amended and restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company's registration statement on Form
       S-1 (File No. 333-34546)).

  3.2 Amended and restated Bylaws of the Company (incorporated by reference to Exhibit 3.3 to the Company's registration statement on Form S-1 (File
       No. 333-34546)).

  4.1  Form of Common Stock Certificate (incorporated by reference to Exhibit
       4.1 to the Company's registration statement on Form S-1 (File No. 333-
       34546)).

  4.2  Amended and restated Investor Rights Agreement, dated August 29, 2000
       (incorporated by reference to Exhibit 4.2 to the Company's Quarterly
       Report on Form 10Q for the period ended September 30, 2000).

 10.1  Company's 1997 Stock Option Plan (incorporated by reference to Exhibit
       10.1 to the Company's Registration Statement on Form S-1 (No. 333-
       34546)).

 10.2 Company's 2000 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit to the Company's Registration Statement on Form S-1 (No. 333-
       34546)).

 10.3 Company's 2000 Employee Stock Purchase Plan (incorporated by reference to Exhibit to the Company's Registration Statement on Form S-1 (No. 333-
       34546)).

 10.4 Form of Directors and Officers' Indemnification Agreement (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1 (No. 333- 34546)).

 10.5  Employment Letter from the Company to David Ellett dated February 25,
       1998 (incorporated by reference to Exhibit 10.5 to the Company's
       Registration Statement on Form S-1 (No. 333-34546)).

 10.6  Employment Letter from the Company to Richard Dellinger dated November
       4, 1997 (incorporated by reference to Exhibit 10.6 to the Company's
       Registration Statement on Form S-1 (No. 333-34546)).

 10.7  Employment Letter from the Company to Kathleen Gogan dated September 22,
       1998 (incorporated by reference to Exhibit 10.7 to the Company's
       Registration Statement on Form S-1 (No. 333-34546)).

 10.8 Officer's Change in Control Agreement dated October 14, 1999 by and between the Company and David Mandelkern (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1 (No.
       333-34546)).

 10.9 Officer's Change in Control Agreement dated October 14, 1999 by and between the Company and Richard Dellinger (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1 (No.
       333-34546)).

 10.10 Integrator Reseller Agreement dated January 7, 2000 by and between the
       Company and Hewlett-Packard Company, as amended July 31, 2000
       (incorporated by reference to Exhibit 10.10 to the Company's
       Registration Statement on Form S-1 (No. 333-34546)).

 10.11 Master Consulting Services dated April 1, 2000 between the Company and
       Andersen Consulting, LLP (incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1 (No. 333-34546)).

 10.12 Amended and Restated ASP Development and Hosting Agreement dated March
       31, 2000 between the Company and The Richardson Company (incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1 (No. 333-34546)).

 10.13 Master Alliance Agreement dated March 31, 2000 between the Company and
       Andersen Consulting, LLP (incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-1 (No. 333-34546)).

 10.14 Master License and Services Agreement dated June 26, 2000 between the
       Company and Qwest Communications (incorporated by reference to Exhibit
       10.14 to the Company's Registration Statement on Form S-1 (No. 333-
       34546)).

 10.15 Professional Services Agreement dated June 27, 2000 between the Company and Qwest Communications (incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-1 (No. 333-34546)).

 10.16 License and Co-Marketing Agreement dated May 26, 2000 between the
       Company (Netherlands B.V.) and FT Knowledge, Ltd (incorporated by reference to Exhibit 10.16 to the Company's Registration Statement on Form S-1 (No. 333-34546)).

 10.17 Marketing Agreement dated March 31, 2000 between the Company and Harvard
       Business School Publishing (incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-1 (No. 333-34546)).

 10.18 Professional Services Agreement dated March 25, 1999 between the Company and Impiric (formerly Wunderman Cato Johnson) (incorporated by reference to Exhibit 10.18 to the Company's Registration Statement on Form S-1
       (No. 333-34546)).

 10.19 Master License Agreement dated March 25, 1999 between the Company and
       Impiric (formerly Wunderman Cato Johnson) (incorporated by reference to
       Exhibit 10.19 to the Company's Registration Statement on Form S-1 (No.
       333-34546)).

 10.20 License Agreement for commercial use of Docent Software dated December
       30, 1998 between the Company and Veritas Software, Inc. (incorporated by reference to Exhibit 10.20 to the Company's Registration Statement on Form S-1 (No. 333-34546)).

 10.21 Term Sheet dated August 7, 2000 between the Company and SmartForce
       (incorporated by reference to Exhibit 10.21 to the Company's
       Registration Statement on Form S-1 (No. 333-34546)).

 10.22 Lease Agreement dated September 22, 1999 by and between the Company and
       Limar Realty Corp. #17 (incorporated by reference to Exhibit 10.22 to the Company's Registration Statement on Form S-1 (No. 333-34546)).

 10.23 Lease Agreement dated February 1, 2000 by and between the Company and
       Connecticut General Life Insurance Company (incorporated by reference to
       Exhibit 10.23 to the Company's Registration Statement on Form S-1 (No.
       333-34546)).

 10.24 Quickstart Loan and Security Agreement dated August 1, 1997 by and between the Company and Silicon Valley Bank as amended on October 31, 1997 (incorporated by reference to Exhibit 10.24 to the Company's
       Registration Statement on Form S-1 (No. 333-34546)).

 10.25 Subordinated Loan and Security Agreement dated April 23, 1999 by and between the Company and Comdisco, Inc. (incorporated by reference to Exhibit 10.25 to the Company's Registration Statement on Form S-1 (No.
       333-34546)).

 10.26 Promissory Note from David Ellett to the Company (incorporated by reference to Exhibit 10.26 to the Company's Registration Statement on Form S-1 (No. 333-34546)).

 10.27 Promissory Note from David Mandelkern to the Company (incorporated by reference to Exhibit 10.27 to the Company's Registration Statement on Form S-1 (No. 333-34546)).

 10.28 Stock Pledge Agreements dated July 9, 1997 by and between the Company and David Mandelkern and dated September 30, 1998 by and between the Company and David Ellett (incorporated by reference to Exhibit 10.28 to the Company's Registration Statement on Form S-1 (No. 333-34546)).

 10.29 Warrant to Purchase Shares of the Company's Series C Preferred Stock dated April 23, 1999 (incorporated by reference to Exhibit 10.29 to the Company's Registration Statement on Form S-1 (No. 333-34546)).

 10.30 Warrant to Purchase Shares of the Company's Series D Preferred Stock dated December 1999 (incorporated by reference to Exhibit 10.30 to the Company's Registration Statement on Form S-1 (No. 333-34546)).

 10.31 Warrant to Purchase Shares of Series E Preferred Stock dated March 31,
       2000 (incorporated by reference to Exhibit to the Company's Registration
       Statement on Form S-1 (No. 333-34546)).

 10.32 Severance Agreement dated June 27, 1997 by and among Pardner Wynn, David
       Mandelkern, Norwest Equity Partners, V and Advanced Technology Ventures
       IV (incorporated by reference to Exhibit 10.32 to the Company's
       Registration Statement on Form S-1 (No. 333-34546)).

 21    Subsidiaries of the Company

 23    Consent of PricewaterhouseCoopers LLP, independent accountants


Report on Form 8-K filed on December 31, 2000, historical financial information for Docent, Inc. for the quarters in fiscal year 1999 and the first three quarters in fiscal year 2000.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 16, 2001

                                          Docent, Inc.
                                          _____________________________________
                                          (Registrant)

                                                 /s/ Donald E. Lundgren
                                          By: _________________________________
                                                     Donald E. Lundgren
                                                  Vice President and Chief
                                                Financial Officer (Principal
                                             Financial and Accounting Officer)

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

              Signature                          Title                   Date
              ---------                          -----                   ----

       /s/ David R. Ellett             Chief Executive Officer,    February 16, 2001
______________________________________  President and Chairman of
           David R. Ellett              the Board

       /s/ David Mandelkern            Executive Vice President,   February 16, 2001
______________________________________  Chief Technology Officer,
           David Mandelkern             Secretary and Director

        /s/ Kevin G. Hall              Director                    February 16, 2001
______________________________________
            Kevin G. Hall

        /s/ Jos C. Henkens             Director                    February 16, 2001
______________________________________
            Jos C. Henkens

          /s/ Ali Kutay                Director                    February 16, 2001
______________________________________
              Ali Kutay

       /s/ Robert A. Lauer             Director                    February 16, 2001
______________________________________
           Robert A. Lauer