Form 10-Q
period 2001-03-31
DOCENT INC
filed 2001-05-10
CIK 1043134

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                 For the quarterly period ended March 31, 2001

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934


           For the transition period from ___________ to ___________

                        Commission file number 0-31537

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

                                Not Applicable
                                --- ----------
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes X   No

As of April 30, 2001, the Registrant had outstanding approximately 41,969,000 shares of Common Stock, $0.001 par value.

                                 DOCENT, INC.

                                     INDEX

                                                                                                                        Page
                                                                                                                        ----
Part I           Financial Information

  Item 1.        Financial Statements

                 Condensed Consolidated Balance Sheets at March 31, 2001 and December 31, 2000                             3

                 Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2001 and             4
                 March 31, 2000

                 Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2001 and             5
                 March 31, 2000

                 Notes to Condensed Consolidated Financial Statements                                                    6-7

  Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations                  8-13

  Item 3.        Quantitative and Qualitative Disclosures About Market Risk                                               14

Part II.         Other Information                                                                                        15

  Item 6.        Exhibits and Reports on Form 8-K                                                                         15

                 Signatures                                                                                               16

                 Exhibit Index                                                                                         17-19

PART I
                                 DOCENT, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                       March 31,                 December 31,
                                                                                           2001                         2000
(in thousands, except per share amounts)                                             (Unaudited)                          (1)
-------------------------------------------------------------------------------------------------------------------------------
Assets
Current assets:
   Cash and cash equivalents                                                      $      68,348                $      92,818
   Short term investments                                                                 3,970                        4,029
   Accounts receivable, net of allowances for doubtful
      accounts of $483 at March 31, 2001 and $417 at
      December 31, 2000                                                                   7,244                        6,945
   Prepaid expenses and other current assets                                              2,254                        1,434
                                                                                  -------------                -------------

       Total current assets                                                              81,816                      105,226

   Long term investments                                                                 30,950                       18,450
   Property and equipment, net                                                            4,095                        3,627
   Other assets                                                                             862                          513
                                                                                  -------------                -------------

       Total assets                                                               $     117,723                $     127,816
                                                                                  =============                =============

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                                               $       2,023                $       1,386
   Accrued liabilities                                                                    5,688                        6,003
   Deferred revenue                                                                       5,941                        6,272
   Capital lease obligations, current portion                                                71                           80
   Notes payable, current portion                                                           896                          963
                                                                                  -------------                -------------

       Total current liabilities                                                         14,619                       14,704

Capital lease obligations                                                                    57                           69
Notes payable                                                                               185                          447
                                                                                  -------------                -------------
       Total liabilities                                                                 14,861                       15,220
                                                                                  -------------                -------------

Stockholders' equity:
   Common stock, $0.001 par value per share; 66,083 shares
      authorized; 41,942 and 41,941 shares issued and
      outstanding as of March 31, 2001 and
      December 31, 2000, respectively                                                        42                           42
   Additional paid-in capital                                                           239,988                      239,584
   Notes receivables from stockholders                                                   (1,087)                      (1,087)
   Unearned stock-based compensation                                                    (18,844)                     (22,555)
   Accumulated deficit                                                                 (117,343)                    (103,506)
   Accumulated other comprehensive income                                                   106                          118
                                                                                  -------------                -------------

       Total stockholders' equity                                                       102,862                      112,596
                                                                                  -------------                -------------

       Total liabilities and stockholders' equity                                 $     117,723                $     127,816
                                                                                  =============                =============

(1) Derived from the Company's audited financial statements as of December 31, 2000.

  The accompanying notes are an integral part of these financial statements.

                                 DOCENT, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                         Three Months Ended
                                                                              March 31,
                                                        -------------------------------------------
(in thousands, except per share amounts)                            2001                       2000
---------------------------------------------------------------------------------------------------
Revenue:
  License                                               $          4,183             $           73
  Services and maintenance                                         2,911                        658
                                                        ----------------             --------------
        Total revenue                                              7,094                        731
                                                        ----------------             --------------
Cost of revenue:
  Cost of license                                                     22                          6
  Cost of services and maintenance (inclusive of
      stock - based compensation of $355 and
      $73 for the three months ended March 31,
      2001 and 2000, respectively)                                 3,197                      1,245
                                                        ----------------             --------------
        Total cost of revenue                                      3,219                      1,251
                                                        ----------------             --------------

Gross profit (loss):
  License                                                          4,161                         67
  Services and maintenance                                          (286)                      (587)
                                                        ----------------             --------------
        Total gross profit (loss)                                  3,875                       (520)
                                                        ----------------             --------------

Operating expenses:
  Research and development expense (inclusive
      of stock - based compensation of $436 and
      $413 for the three months ended March 31,
      2001 and 2000, respectively)                                 2,490                      1,325
  Sales and marketing expense (inclusive
      of stock - based compensation of $1,554
      and $5,814 for the three months ended
      March 31, 2001 and 2000, respectively)                      13,167                     10,683
  General and administrative expense (inclusive
      of stock - based compensation of $1,411
      and $889 for the three months ended
      March 31, 2001 and 2000, respectively)                       3,385                      1,725
                                                        ----------------             --------------
        Total operating expenses                                  19,042                     13,733
                                                        ----------------             --------------

        Loss from operations                                     (15,167)                   (14,253)

Interest and other expense, net                                     (209)                      (119)
Interest income                                                    1,559                        131
                                                        ----------------             --------------
        Loss before provision for income taxes                   (13,817)                   (14,241)
Provision for income taxes                                           (20)                        --
                                                        ----------------             --------------
        Net loss                                                 (13,837)                   (14,241)
Dividend accretion and deemed dividend
  on convertible preferred stock                                      --                     (1,909)
                                                        ----------------             --------------
        Net loss attributable to common
            stockholders                                $        (13,837)            $      (16,150)
                                                        ================             ==============
Net loss per share attributable to common
  stockholders - basic and diluted                      $          (0.34)            $        (3.70)
                                                        ================             ==============
Weighted average common shares outstanding                        40,284                      4,359
                                                        ================             ==============

                                 DOCENT, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                        Three Months Ended
                                                                                        ------------------
                                                                                    March 31,        March 31,
(in thousands)                                                                           2001             2000
---------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
Net loss                                                                         $   (13,837)     $   (14,241)
Adjustments to reconcile net loss to net cash used in operating activities:
     Allowance for doubtful accounts                                                      66               --
     Depreciation and amortization                                                       333              132
     Amortization of deferred interest expense                                            26               27
     Amortization of unearned stock-based compensation                                 3,756            2,089
     Issuance of convertible preferred stock and common stock warrants
          in exchange for services                                                        --            4,594
     Issuance of options in exchange for services                                         --              177
     Issuance of common stock in exchange for services                                    --              329
     Changes in operating assets and liabilities:
           Accounts receivable                                                          (365)            (130)
           Prepaid expenses and other assets                                          (1,169)             (63)
           Accounts payable                                                              637             (107)
           Accrued liabilities                                                          (315)             688
           Deferred revenue                                                             (331)             293
                                                                                 -----------      -----------
                  Net cash used in operating activities                              (11,199)          (6,212)
                                                                                 -----------      -----------
Cash flows from investing activities
Purchases of property and equipment                                                     (801)            (805)
Proceeds from maturity of short term and long term investments                         7,993               --
Purchases of short term and long term investments                                    (20,434)              --
                                                                                 -----------      -----------
                  Net cash used in investing activities                              (13,242)            (805)
                                                                                 -----------      -----------
Cash flows from financing activities
Proceeds from issuance of convertible preferred stock, net                                --              286
Proceeds from the employee stock purchase plan and exercising
    of common stock options and warrants, net                                            359              301
Principal payments under capital lease obligations                                       (21)             (91)
Repayments of notes payable                                                             (355)            (186)
                                                                                 -----------      -----------
                 Net cash (used in) provided by financing activities                     (17)             310
Effect of exchange rate change on cash and cash equivalents                              (12)              --
                                                                                 -----------      -----------
Net decrease in cash and cash equivalents                                            (24,470)          (6,707)
Cash and cash equivalents, beginning of period                                        92,818           12,773
                                                                                 -----------      -----------
Cash and cash equivalents, end of period                                         $    68,348      $     6,066
                                                                                 ===========      ===========
Supplemental disclosures of cash flow information
Interest paid                                                                    $        46      $        78
                                                                                 ===========      ===========
Income taxes paid                                                                $        42      $         6
                                                                                 ===========      ===========
Supplemental disclosures of noncash investing and financing
  activities
Equipment acquired under capital leases                                          $        --      $        85
                                                                                 ===========      ===========
Issuance of common stock for payment of services performed                       $        --      $       388
                                                                                 ===========      ===========
Dividend accretion and deemed dividend on convertible preferred stock            $        --      $     1,909
                                                                                 ===========      ===========
Issuance of warrants to strategic partners                                       $        --      $     4,594
                                                                                 ===========      ===========

The accompanying notes are an integral part of these financial statements.

                                 DOCENT, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.   Basis of Presentation

     The accompanying unaudited interim condensed consolidated financial statements have been prepared by Docent, Inc. in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities Exchange Commission (the "SEC"). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, the interim consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the information required to be included. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for any future periods, including the full fiscal year. Reference should also be made to the Annual Consolidated Financial Statements, Notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

     The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

                                                                        Three Months Ended
                                                                             March 31,
                                                                   2001                      2000
--------------------------------------------------------------------------------------------------
                                                                            (Unaudited)
Net loss attributable to common                         $                           $
   stockholders                                                 (13,837)                  (16,150)
                                                        ===============             =============
Basic and diluted shares:
Weighted average common shares
   outstanding                                                   41,941                     5,465
Weighted average unvested common
   shares subject to repurchase                                  (1,657)                   (1,106)
                                                        ---------------             -------------
Weighted average shares used to
   compute basic and diluted net loss
   per share                                                     40,284                     4,359
                                                        ===============             =============
Net loss per share attributable to
   common shareholders - basic and
   diluted                                              $         (0.34)            $       (3.70)
                                                        ===============             =============

                                 DOCENT, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

3.   Comprehensive income (loss)

     The Company's components of comprehensive income consist solely of foreign currency translation adjustments. The comprehensive loss was $13,849,000 for the three months ended March 31, 2001 and $16,150,000 for the three months ended March 31, 2000.

4.   Segment reporting

     During the three months ended March 31, 2001, approximately $1.5 million of the Company's revenue was derived from customers in Europe. During the three months ended March 31, 2000, approximately $83,000 of the Company's revenue was derived from customers in Europe. The Company's long-lived assets held in Europe were approximately $240,000 at March 31, 2001 and $179,000 at December 31, 2000.

     Sales to one customer accounted for 19% of the Company's revenue for the three months ended March 31, 2001 and sales to another customer accounted for 16% of the Company's revenue for the three months ended March 31, 2000.

5.   Recent Pronouncements

          In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities and supercedes and amends a number of existing accounting standards. SFAS No. 133 requires that all derivatives be recognized in the balance sheet at their fair market value and the corresponding derivative gains or losses be either reported in the statement of operations or as a deferred item depending on the type of hedge relationship that exists with respect of such derivatives. In July 1999, the Financial Accounting Standards Board issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133, SFAS No. 137 deferred the effective date until the year beginning after June 30, 2000. In June 2000, the Financial Accounting Standards Board issued SFAS No. 138, Accounting for Derivative Instruments and Hedging Activities--An Amendment of FASB Statement No. 133. SFAS No. 138 amends the accounting and reporting standards for certain derivatives and hedging activities such as net settlement contracts, foreign currency transactions and intercompany derivatives. The Company has adopted SFAS No. 133 in its quarter ending March 31, 2001. To date, the Company has not engaged in derivative or hedging activities, and accordingly, the adoption of SFAS No. 133 had no impact on the financial statements.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion and analysis should be read in conjunction with the Company's Condensed Consolidated Financial Statements and related Notes thereto contained elsewhere within this document. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for any future periods, including the full fiscal year. Reference should also be made to the Annual Consolidated Financial Statements, Notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

          This discussion contains forward-looking statements that involve risks and uncertainties. These statements relate to our future plans, objectives, expectations and intentions, and the assumptions underlying or relating to any of these statements. These statements may be identified by the use of words such as "believe," "expect," "anticipate," "intend," "plan," "will" and similar expressions. Our actual results could differ materially from those discussed in these statements. Factors that could contribute to such differences include those discussed in this document such as our statement that we believe our cash will last through the foreseeable future, that we expect to incur substantial operating losses for the remainder of the fiscal year 2001, and our research and development, sales and marketing, and general and administrative expenses. Except as required by law, we undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

  Overview

          The Company provides infrastructure software and related services that allow our customers to create, deploy and manage learning and knowledge exchange over the Internet.

    General

          Docent was incorporated in June 1997 to develop eLearning products.

     Sources of Revenue and Revenue Recognition

          We generate revenue from the sale of our products and services to our knowledge exchange constituents, which are enterprises, system integrators and content providers, and from our reseller partners. To date, we have primarily generated our license and services revenue from direct sales, and referral sales from our system integrators, to enterprise customers. The majority of the remainder of our revenue has been derived from our content providers.

          Enterprise customers have the option of purchasing perpetual licenses or renting time-based licenses for the Docent Enterprise software. Our perpetual licensees pay an initial fee based on the number of users and may enter into annual maintenance contracts that include the right to receive periodic unspecified upgrades, error corrections, and telephone and Web-based support. Our time-based licenses require license holders to pay a monthly fee, which is based on the number of users and includes maintenance and support. Customers with perpetual or time-based licenses can also outsource the hosting of their system on our or a third party's servers for a monthly fee and an initial set-up fee.

          In conjunction with the licensing of our Docent Enterprise software, we offer professional services in areas such as implementation and training. To date, most of our enterprise customer revenue has been based on perpetual software licenses and professional services.

          We typically sign multi-year royalty agreements with our content providers to deliver their content over the Web. Under these agreements, we receive a minimum annual payment and a percentage of the revenue they receive in excess of the minimum payment for content which they or third parties, such as resellers or system integrators described below, provide to customers. For that minimum payment, we provide our software and application hosting. In the first year of the agreement, as part of the minimum payment, we also provide professional services such as implementation and training. During subsequent years, these services are available for an additional fee. To date, almost all of our revenue from content providers has consisted of minimum annual payments.

          We generate revenue from our reseller partners who purchase our products and maintenance services, together with content from our content providers, and resell them to their customers. To date, resellers have typically sold perpetual licenses of our software and annual maintenance agreements. They usually provide additional professional services themselves, but may also resell some of our professional services. Generally, they receive a discount from our list license prices. When they resell content from our content providers, our content providers would receive revenue that is included in the calculation of the royalties we are entitled to receive from our content providers as described above.

          In accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position 97-2, as amended, we recognize revenue from licensing our software if all of the following conditions are met:

            .  There is persuasive evidence of an arrangement;

            .  We have delivered the product to the customer;

            .  Collection of the fees is probable; and

            . The amount of the fees to be paid by the customer is fixed or determinable.

          For arrangements requiring customer acceptance, revenue recognition is deferred until the earlier of the end of the acceptance period or until written notice of acceptance is received from the customer. We consider all arrangements with payment terms longer than normal not to be fixed or determinable. Our normal payment terms currently range from "net 30 days" to "net 60 days". For arrangements involving extended payment terms, revenue recognition occurs when payments are due.

          For arrangements involving time-based licenses, customers pay a fee based on the number of users, that includes maintenance and support. Objective evidence of fair value does not exist for the related maintenance and support as the maintenance and support is not offered separately for such time-based arrangements. In these cases, we recognize the entire arrangement fee ratably over the contractual maintenance and support period, which is generally one year. We have allocated the time-based license and maintenance revenue based on their relative costs.

          For arrangements involving time-based licenses, customers pay a monthly fee based on the number of participants that includes maintenance and support. We recognize revenue ratably over the agreement, which is generally one year. We allocate maintenance and support revenue based on objective evidence of the fair value of those elements.

          For arrangements involving significant amount of services related to installation, modification or customization of our software product, we recognize revenue using the percentage-of-completion method. However, where there are customer acceptance clauses which we do not have an established history of meeting or which are not considered to be routine, we recognize revenue when the arrangement has been completed and accepted by the customer.

          For arrangements which include multiple elements, such as product license, maintenance and support, hosting and professional services, we allocate revenue to all undelivered elements, usually maintenance and support, hosting and professional services, based on objective evidence of the fair value of those elements. Fair value is specific to us and represents the price for which we sell each element separately. Any amount remaining is allocated using the residual method to the delivered elements, generally only the product license, and recognized as revenue when the conditions discussed above are satisfied.

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

          Customer billings that have not been recognized as revenue in accordance with the above policies are shown on the balance sheet as deferred revenue.

  Costs and expenses

          Our cost of license revenue includes the cost of manuals and product documentation, production media and shipping costs. Our cost of service and maintenance revenue includes salaries and related expenses of our professional services organization and charges related to hosting activities and other third party services.

          Research and development, sales and marketing, and general and administrative expense categories include direct costs, such as salaries, employee benefits, travel and entertainment, and allocated communication, information technology, rent and depreciation expenses. Sales and marketing expenses also include sales commissions and expenditures related to public relations, advertising, trade shows and marketing campaigns. General and administrative expenses also include legal and financial services fees.

          Stock-based compensation consists of two components. The first component is amortization of unearned stock-based compensation recorded in connection with stock option grants to our employees. This amount represents the difference between the deemed fair value of our common stock for accounting purposes on the date these stock options were granted and the exercise price of those options. This amount is included as a component of stockholders' equity and is being amortized on an accelerated basis by charges to operations over the vesting period of the options, consistent with the method described in Financial Accounting Standards Board Interpretation No. 28. The second component is the fair value of common stock and other equity instruments issued to non-employees in exchange for services. We use the Black-Scholes pricing model to estimate the fair value of other equity instruments granted to non-employees in accordance with Emerging Issue Task Force 96-18.

     History of Losses

          We have incurred significant costs to develop our technology and products and for our engineering, sales, marketing, professional services and administration departments. As a result, we have incurred significant losses since inception and, as of March 31, 2001, had an accumulated deficit of $117.3 million. We believe our success is contingent on increasing our customer and partner base and continually enhancing Docent Enterprise. We intend to continue to invest heavily in sales, marketing, research and development, and administrative personnel and infrastructure. We therefore expect to continue to incur substantial operating losses for the remainder of fiscal year 2001.

  Results of Operations

     Three Months Ended March 31, 2001 and 2000

     Revenue

          Total revenue increased $6.4 million, from $731,000 for the three months ended March 31, 2000 to $7.1 million for the three months ended March 31, 2001. The increase in total revenue was primarily attributable to increases in the number of customers and revenue per customer. The growth in our customer base is primarily due to the increased market acceptance of our product and an increase in the size of our sales and marketing organization, and partners. The growth in revenue per customer is a reflection of the evolution of our business strategy toward focusing on larger enterprise opportunities.

          Total license revenue increased $4.1 million, from $73,000 for the three months ended March 31, 2000 to $4.2 million for the three months ended March 31, 2001. The increase in license revenue was primarily attributable to increases in the number of customers and revenue per customer as described above.

          Total service and maintenance revenue increased $2.3 million, from $658,000 for the three months ended March 31, 2000 to $2.9 million for the three months ended March 31, 2001. The increase in service and maintenance revenue was primarily attributable to increases in the number of customers. To a lesser extent, the increase was due to the cumulative effect of renewals of annual maintenance agreements.

          Sales to one customer accounted for 19% of the Company's revenue for the three months ended March 31, 2001 and sales to another customer accounted for 16% of the Company's revenue for the three months ended March 31, 2000.

     Costs of revenue

          Cost of license revenue increased $16,000, or 267%, for the three months ended March 31, 2000 compared to the three months ended March 31, 2001, and consisted primarily of the fixed costs of delivering the software. Cost of service and maintenance revenue increased $2.0 million, or 157%, for the three months ended March 31, 2000 compared to the three months ended March 31, 2001. The increase was due to the growth in our customer base requiring increased personnel in our professional services organization, and, to a lesser extent, to increased use of third party installation service partners.

          Expenses relating to services and maintenance personnel increased $1.2 million, from $921,000 in the three months ended March 31, 2000 to $2.1 million in the three months ended March 31, 2001. Expenses relating to third party installation service partners increased $691,000, from $145,000 in the three months ended March 31, 2000 to $836,000 in the three months ended March 31, 2001.

          Service and maintenance gross loss percentage decreased 79%, from 89% for the three months ended March 31, 2000 compared to 10% for the three months ended March 31, 2001. The decrease was attributable to the shortening of the average time required to complete customer installations.

     Operating expenses

          Research and development expenses. Research and development expenses increased $1.2 million, or 88%, for the three months ended March 31, 2000 compared to the three months ended March 31, 2001. The increase was attributable to increases in the number of research and development personnel and development consultants. Expenses relating to research and development personnel increased $525,000, from $615,000 in the three months ended March 31, 2000 to $1.1 million in the three months ended March 31, 2001. Expenses relating to development consultants increased $292,000, from $64,000 in the three months ended March 31, 2000 to $356,000 in the three months ended March 31, 2001. To date, all software development costs have been expensed in the period incurred. We believe that continued investment in research and development is critical to attaining our strategic objectives and, as a result, we expect research and development expenses to increase in absolute dollar amounts in future periods.

          Sales and marketing expense. Sales and marketing expenses increased $2.5 million, or 23%, for the three months ended March 31, 2000 compared to the three months ended March 31, 2001. The increase was attributable to an increase in the number of employees and locations in our sales and marketing organizations, and, to a lesser extent, to increased marketing expenses, and professional services and consultants. Expenses relating to sales and marketing personnel increased $2.9, from $3.0 million in the three months ended March 31, 2000 to $5.9 million in the three months ended March 31, 2001. Expenses relating to increased locations domestically and abroad and other support functions for our sales force increased $1.9, million from $460,000 in the three months ended March 31, 2000 to $2.4 million in the three months ended March 31, 2001. Expenses relating to marketing activities, including advertising, trade shows, promotional materials and public relations, increased $812,000, from $549,000 in the three months ended March 31, 2000 to $1.4 million in the three months ended March 31, 2001. Expenses relating to professional services and consultants increased $769,000, from none in the three months ended March 31, 2000. These increases in expenses were partially offset by the $4.5 million decrease in stock-based compensation from $6.1 million in the three months ended March 31, 2000 to $1.6 million in the three months ended March 31, 2001. The stock-based compensation charge for the three months ended March 31, 2000 included $4.6 million of expenses related to the warrants issued to strategic partners as an inducement to sign strategic alliance agreements. We believe our sales and marketing expenses will continue to increase in absolute dollar amounts in future periods as we expect to continue to expand our sales and marketing efforts.

          General and administrative expense. General and administrative expenses increased $1.7 million, or 96%, for the three months ended March 31, 2000 compared to the three months ended March 31, 2001. The increase was attributable to an increase in stock-based compensation expense and the increase in the number of administrative employees. Expenses relating to stock-based compensation increased $798,000, from $616,000 in the three months ended March 31, 2000 to $1.4 million in the three months ended March 31, 2001. Expenses relating to general and administrative personnel increased $701,000, from $614,000 in the three months ended March 31, 2000 to $1.3 million in the three months ended March 31, 2001. We believe general and administrative expenses will continue to increase in absolute dollars, as we expect to add personnel to support our expanding operations, and incur additional costs related to growth.

          Stock-based compensation. Stock-based compensation expense relating to common stock, options and warrants was $3.8 million for the three months ended March 31, 2001 and $7.2 million for the three months ended March 31, 2000. The stock-based compensation charge for the three months ended March 31, 2000 included $4.6 million of expenses related to the warrants issued to our strategic partners as an inducement to sign strategic alliance agreements. As of March 31, 2001, we had an aggregate of $18.8 million of deferred stock-based compensation to be amortized through 2004.

     Interest and other expense, net, and interest income

          Interest and other expense, net. The $90,000 increase in interest and other expense, net from the three month period ended March 31, 2000 compared to the three month period ended March 31, 2001 is attributable to state and local franchise tax fees associated with being a public company.

          Interest income. The $1.4 million increase in interest income from the three month period ended March 31, 2000 compared to the three month period ended March 31, 2001 was the result of higher average cash and investments balances maintained by Docent, reflecting the receipt of the proceeds from the Company's initial public offering in September 2000.

     Provision for income taxes

          We incurred operating losses for all periods from inception through March 31, 2001, and therefore have not recorded a provision for income taxes, except amounts relating to foreign taxes. We recorded a provision for foreign income taxes of $20,000 for the three months ended March 31, 2001, and none for the three months ended March 31, 2000. We have recorded a valuation allowance for the full amount of our net deferred tax assets.

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

     Liquidity and Capital Resources

          Since inception, we have funded our operations through the sale of equity securities, from which we raised net proceeds of $172.1 million through March 31, 2001. As of March 31, 2001, we had approximately $68.3 million of cash and cash equivalents and $34.9 million of investments. Investments include municipal bonds described below.

          Cash used in operating activities was $11.2 million for the three months ended March 31, 2001, as compared to $6.2 million for the three months ended March 31, 2000. The cash used during these periods was attributable to net losses of $13.8 million for the three months ended March 31, 2001 and $14.2 million for the three months ended March 31, 2000. During the three months ended March 31, 2001 and 2000, these net losses required lower cash use due to non-cash compensation charges related to various equity instruments granted to employees and non-employees. Total expenses in relation to these grants were $3.8 million for the three months ended March 31, 2001 and $7.2 million for the three months ended March 31, 2000.

          In addition, changes in operating assets and liabilities used cash of $1.6 million in the three months ended March 31, 2001, and generated $681,000 in the three months ended March 31, 2000. The change during the three months ended March 31, 2001 was the result of increases in prepaid expenses and other assets, and accounts receivable due to the growth of Docent's business, and slight decreases in deferred revenue and accrued liabilities, offset in part by an increase in accounts payable. The change during the first three months of 2000 was primarily the result of increases in accrued liabilities and deferred revenue due to the growth of the Company.

          During the first three months of 2001, $12.4 million, net, of cash and cash equivalents were used to purchase short and long term investments. The investment in property and equipment, excluding equipment acquired under capital leases, was $801,000 in the three months ended March 31, 2001 and was $805,000 in the three months ended March 31, 2000. Long term investments at March 31, 2001, consisted of municipal bonds which have maturity dates greater than one year, but are callable every 28 to 35 days.

          Cash used by financing activities was $17,000 during the three months ended March 31, 2001, and cash provided by financing activities was $310,000 in the three months ended March 31, 2000. The funding resulted from the employee stock purchase plan in the first three months of 2001 and from the net proceeds from the exercising of common stock options and warrants, and the issuance of convertible preferred stock in the first three months of 2000. These amounts were partially offset by payments on capital lease obligations and notes payable of $376,000 in the three months ended March 31, 2001, and $277,000 in the three months ended March 31, 2000.

          As of March 31, 2001, we were committed to purchase at least $1.4 million of consulting services from Accenture prior to March 31, 2002. Our other principal commitments consisted of notes payable and capital lease obligations of $1.2 million and minimum lease payments under operating lease commitments of $10.8 million over the next five years.

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

     Recent Accounting Pronouncements

          In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities and supercedes and amends a number of existing accounting standards. SFAS No. 133 requires that all derivatives be recognized in the balance sheet at their fair market value and the corresponding derivative gains or losses be either reported in the statement of operations or as a deferred item depending on the type of hedge relationship that exists with respect of such derivatives. In July 1999, the Financial Accounting Standards Board issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133, SFAS No. 137 deferred the effective date until the year beginning after June 30, 2000. In June 2000, the Financial Accounting Standards Board issued SFAS No. 138, Accounting for Derivative Instruments and Hedging Activities--An Amendment of FASB Statement No. 133. SFAS No. 138 amends the accounting and reporting standards for certain derivatives and hedging activities such as net settlement contracts, foreign currency transactions and intercompany derivatives. The Company has adopted SFAS No. 133 in its quarter ending March 31, 2001. To date, the Company has not engaged in derivative or hedging activities, and accordingly, the adoption of SFAS No. 133 had no impact on the financial statements.

ITEM 3  QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market and Currency Risk

          Our revenue and capital spending is primarily denominated in U.S. dollars. As of March 31, 2001, we were exposed to interest rate risk on the balance outstanding on our subordinated debt facility and investments. The table below presents principal amounts by expected maturity and the interest rates of debt obligations, which are sensitive to changes in interest rates .

                                            Expected Maturity Date
                                            ----------------------
                                               2001      2002       Total
                                              -----      ----       -----
                                            (in thousands, except percentages)
     Subordinated debt facility............   $ 634      $ 447      $1,081
     Interest rate.........................    12.2%      12.2%       12.2%

          We believe that the fair value of our current borrowings approximates their carrying value due to the fact that the interest rates charged approximate a market rate.

          The table below summarizes investments for the three month period ended March 31, 2001 which are sensitive to interest rates.


                                        Weighted average  Fair value as of March
                                          interest rate          31, 2001
                                                             (in thousands)

      Investment debt securities
      Due in one year or less.......            4.92%             $ 3,970
      Due from 14 to 40 years.......            5.45%              30,950
                                                             ------------
          Total.....................                              $34,920
                                                             ============

PART II

Item 1.  Legal Proceedings
         ----- -----------

         Not applicable.

Item 2.  Changes in Securities
         ------- -- ----------

         Not applicable.

Item 3.  Defaults Upon Senior Securities
         -------- ---- ------ ----------

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------- -- ------- -- - ---- -- -------- -------

         Not applicable.

Item 5.  Other Information
         ----- -----------

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K
         -------- --- ------- -- ---- ---

    Exhibits:

         (a) The exhibits listed on the accompanying index to exhibits are filed or incorporated by reference (as stated therein) as part of this report on 10Q.

         (b) Report on Form 8-K filed on February 19, 2001, Change in Registrant's Certifying Public Accountant.

                                  SIGNATURES
                                  ----------



 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


 Date:  May 10, 2001
                                 Docent, Inc.
                                 ------------
                                 (Registrant)


                                 BY: /s/ ARTHUR T. TAYLOR
                                     --------------------
                                 Arthur T. Taylor
                                 Vice President and Chief Financial Officer

                                 EXHIBIT INDEX
                                 -------------

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  3.1 Amended and restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company's registration statement on Form S-1 (File No. 333-34546)).

  3.2 Amended and restated Bylaws of the Company (incorporated by reference to Exhibit 3.3 to the Company's registration statement on Form S-1 (File No. 333-34546)).

  4.1       Form of Common Stock Certificate (incorporated by reference to
            Exhibit 4.1 to the Company's registration statement on Form S-1 (File No. 333-34546)).

  4.2 Amended and restated Investor Rights Agreement, dated August 29, 2000 (incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the period ended September 30,
            2000).

 10.1       Company's 1997 Stock Option Plan (incorporated by reference to
            Exhibit 10.1 to the Company's Registration Statement on Form S-1 (No. 333-34546)).

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

 10.14 Master License and Services Agreement dated June 26, 2000 between the Company and Qwest Communications (incorporated by reference to Exhibit 10.14 to the Company's Registration Statement on Form S-1 (No. 333-34546)).

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

 10.24 Subordinated Loan and Security Agreement dated April 23, 1999 by and between the Company and Comdisco, Inc. (incorporated by reference to Exhibit 10.25 to the Company's Registration Statement on Form S-1 (No. 333-34546)).

 10.25 Promissory Note from David Ellett to the Company (incorporated by reference to Exhibit 10.26 to the Company's Registration Statement on Form S-1 (No. 333-34546)).

 10.26 Promissory Note from David Mandelkern to the Company (incorporated by reference to Exhibit 10.27 to the Company's Registration Statement on Form S-1 (No. 333-34546)).

 10.27 Stock Pledge Agreements dated July 9, 1997 by and between the Company and David Mandelkern and dated September 30, 1998 by and between the Company and David Ellett (incorporated by reference to Exhibit 10.28 to the Company's Registration Statement on Form S-1 (No. 333-34546)).

 10.28 Warrant to Purchase Shares of the Company's Series C Preferred Stock dated April 23, 1999 (incorporated by reference to Exhibit 10.29 to the Company's Registration Statement on Form S-1 (No. 333-34546)).

 10.29 Warrant to Purchase Shares of the Company's Series D Preferred Stock dated December 1999 (incorporated by reference to Exhibit 10.30 to the Company's Registration Statement on Form S-1 (No. 333-34546)).

 10.30 Warrant to Purchase Shares of Series E Preferred Stock dated March 31, 2000 (incorporated by reference to Exhibit to the Company's Registration Statement on Form S-1 (No. 333-34546)).

 10.31 Severance Agreement dated June 27, 1997 by and among Pardner Wynn, David Mandelkern, Norwest Equity Partners, V and Advanced Technology Ventures IV (incorporated by reference to Exhibit 10.32 to the Company's Registration Statement on Form S-1 (No. 333-34546)).

 10.32     Employment Letter from the Company to Arthur Taylor dated March 2,
           2001.

 10.33 Sublease Agreement dated April 23, 2001 by and between the Company and Loudcloud, Inc.