Form 10-Q
period 2001-06-30
DOCENT INC
filed 2001-08-08
CIK 1043134

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended June 30, 2001

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


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

As of July 31, 2001, the Registrant had outstanding approximately 42,289,000 shares of Common Stock, $0.001 par value per share.

                               DOCENT, INC.

                                  INDEX

                                                                                                                       Page
Part I             Financial Information

   Item 1.         Financial Statements

                   Condensed Consolidated Balance Sheets at June 30, 2001 and December 31, 2000                          3

                   Condensed Consolidated Statements of Operations for the Three Months and Six Months Ended June        4
                   30, 2001 and June 30, 2000

                   Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2001 and June       5
                   30, 2000

                   Notes to Condensed Consolidated Financial Statements                                                6-7

   Item 2.         Management's Discussion and Analysis of Financial Condition and Results of Operations              8-13

   Item 3.         Quantitative and Qualitative Disclosures About Market Risk                                           14

Part II.           Other Information                                                                                    15

   Item 4.         Submission of Matters to a Vote of Security Holders                                                  15

   Item 6.         Exhibits and Reports on Form 8-K                                                                     15

                   Signatures                                                                                           16

                   Exhibit Index                                                                                     17-19

PART I

                                  DOCENT, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                              June 30,             December 31,
                                                                                                  2001                     2000
(in thousands, except per share amounts)                                                   (Unaudited)                      (1)
----------------------------------------------------------------------------------------------------------------------------------
Assets
Current assets:
   Cash and cash equivalents                                                       $            78,820     $             92,818
   Short term investments                                                                       11,161                    4,029
   Accounts receivable, net of allowances for doubtful
      accounts of $431 at June 30, 2001 and $417 at
      December 31, 2000                                                                          8,702                    6,945
   Prepaid expenses and other current assets                                                     2,151                    1,434
                                                                                   -------------------     --------------------
       Total current assets                                                                    100,834                  105,226

   Long term investments                                                                            --                   18,450
   Property and equipment, net                                                                   4,291                    3,627
   Other assets                                                                                  1,164                      513
                                                                                   -------------------     --------------------
       Total assets                                                                $           106,289     $            127,816
                                                                                   ===================     ====================

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                                                $             1,499     $              1,386
   Accrued liabilities                                                                           6,060                    6,003
   Deferred revenue                                                                              4,830                    6,272
   Capital lease obligations, current portion                                                      143                       80
   Notes payable, current portion                                                                  764                      963
                                                                                   -------------------     --------------------
       Total current liabilities                                                                13,296                   14,704

Capital lease obligations                                                                          131                       69
Notes payable                                                                                       --                      447
                                                                                   -------------------     --------------------
       Total liabilities                                                                        13,427                   15,220
                                                                                   -------------------     --------------------

Commitments and contingencies                                                                       --                       --

Stockholders' equity:
   Common stock, $0.001 par value per share; 66,083 shares authorized; 42,295 and 41,941 shares issued and outstanding as of June 30, 2001 and

     December 31, 2000, respectively                                                                42                       42
   Additional paid-in capital                                                                  240,313                  239,584
   Notes receivables from stockholders                                                          (1,087)                  (1,087)
   Unearned stock-based compensation                                                           (15,082)                 (22,555)
   Accumulated deficit                                                                        (131,415)                (103,506)
   Accumulated other comprehensive income                                                           91                      118
                                                                                   -------------------     --------------------

       Total stockholders' equity                                                               92,862                  112,596
                                                                                   -------------------     --------------------

       Total liabilities and stockholders' equity                                  $           106,289     $            127,816
                                                                                   ===================     ====================

(1) Derived from the Company's audited financial statements as of December 31, 2000.

   The accompanying notes are an integral part of these financial statements.

                                  DOCENT, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                               Three Months Ended                        Six Months Ended
                                                                    June 30,                                June 30,
                                                   ----------------------------------------  -------------------------------------
(in thousands, except per share amounts)                   2001                 2000                 2001               2000
-------------------------------------------------------------------------------------------  -------------------------------------
Revenue:
  License                                             $         4,778     $            590   $           8,961  $             663
  Services and maintenance                                      4,140                1,143               7,051              1,801
                                                      ----------------    -----------------  ------------------ ------------------
        Total revenue                                           8,918                1,733              16,012              2,464
                                                      ----------------    -----------------  ------------------ ------------------

Cost of revenue:
  Cost of license                                                  50                    5                  72                 11
  Cost of services and maintenance(1)                           4,389                2,067               7,586              3,312
                                                      ----------------    -----------------  ------------------ ------------------
        Total cost of revenue                                   4,439                2,072               7,658              3,323
                                                      ----------------    -----------------  ------------------ ------------------

Gross profit (loss):
  License                                                       4,728                  585               8,889                652
  Services and maintenance                                       (249)                (924)               (535)            (1,511)
                                                      ----------------    -----------------  ------------------ ------------------
        Total gross profit (loss)                               4,479                 (339)              8,354               (859)
                                                      ----------------    -----------------  ------------------ ------------------

Operating expenses:
 Research and development expense(1)                            2,527                1,457               5,017              2,782
 Sales and marketing expense(1)                                12,981               16,880              26,148             27,290
 General and administrative expense(1)                          3,909                2,334               7,294              4,332
                                                      ----------------    -----------------  ------------------ ------------------
        Total operating expenses                               19,417               20,671              38,459             34,404
                                                      ----------------    -----------------  ------------------ ------------------

        Loss from operations                                  (14,938)             (21,010)            (30,105)           (35,263)
Interest and other expense, net                                  (161)                (118)               (370)              (237)
Interest income                                                 1,051                  370               2,610                501
                                                      ----------------    -----------------  ------------------ ------------------
        Loss before provision for income taxes                (14,048)             (20,758)            (27,865)           (34,999)
Provision for income taxes                                         24                   --                  44                 --
                                                      ----------------    -----------------  ------------------ ------------------
        Net loss                                              (14,072)             (20,758)            (27,909)           (34,999)
Dividend accretion and deemed dividend
  on convertible preferred stock                                   --               (7,705)                 --             (9,614)
                                                      ----------------    -----------------  ------------------ ------------------
        Net loss attributable to common
            stockholders                              $       (14,072)    $        (28,463)  $         (27,909) $         (44,613)
                                                      ================    =================  ================== ==================
Net loss per share attributable to common
  stockholders - basic and diluted                    $         (0.35)    $          (5.93)  $           (0.69) $           (9.99)
                                                      ================    =================  ================== ==================
Weighted average common shares outstanding                     40,561                4,802              40,422              4,464
                                                      ================    =================  ================== ==================



(1)  Non-cash charges related to equity issuance include the following:


                                                            Three Months Ended                       Six Months Ended
                                                                June 30,                                 June 30,
                                                   -------------------------------------- ---------------------------------------
                                                        2001                 2000                 2001               2000
                                                   -------------------------------------  ---------------------------------------

Cost of services and maintenance                   $           291     $             66     $             646  $             139
                                                   ================    =================    ================== ==================

Operating expenses:
 Research and development expense                              389                  513                   825                926
 Sales and marketing expense                                 1,329                9,800                 2,883             15,614
 General and administrative expense                          1,232                  959                 2,643              1,848
                                                   ----------------    -----------------    ------------------ ------------------
Total included in operating expenses               $         2,950     $         11,272     $           6,351  $          18,388
                                                   ================    =================    ================== ==================

  The accompanying notes are an integral part of these financial statements.

                                  DOCENT, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                      Six Months Ended
                                                                                                       ----------------
                                                                                               June 30,                    June 30,
(in thousands)                                                                                     2001                        2000
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities

Net loss                                                                            $           (27,909)        $           (34,999)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                                  743                         312
     Amortization of deferred interest expense                                                       53                          54
     Amortization of unearned stock-based compensation                                            6,953                       4,768
     Issuance of convertible preferred stock and common stock warrants
          In exchange for services                                                                   --                      12,880
     Compensation expenses related to accelerated vesting of options                                100                          --
     Issuance of options in exchange for services                                                    44                         306
     Issuance of common stock in exchange for services                                               --                         573
     Changes in operating assets and liabilities:

          Accounts receivable                                                                    (1,757)                     (1,418)
          Prepaid expenses and other assets                                                        (730)                       (122)
          Accounts payable                                                                          113                         706
          Accrued liabilities                                                                        57                       1,854
          Deferred revenue                                                                       (1,442)                        889
                                                                                    --------------------        --------------------
                  Net cash used in operating activities                                         (23,775)                    (14,197)
                                                                                    --------------------        --------------------
Cash flows from investing activities

Purchases of property and equipment                                                              (1,877)                     (1,779)
Proceeds from maturity of short term and long term investments                                   49,813                          --
Purchases of short term and long term investments                                               (38,480)                         --
                                                                                    --------------------        --------------------
                  Net cash provided by (used) in investing activities                             9,456                     (1,779)
                                                                                    --------------------        --------------------
Cash flows from financing activities
Proceeds from issuance of convertible preferred stock, net                                           --                      26,822
Proceeds from issuance of common stock, net                                                          --                         480
Proceeds from the employee stock purchase plan and exercising
    of common stock options and warrants, net                                                     1,120                          --
Proceeds from repayment of stockholder receivable                                                    --                         286

Repurchase of common stock                                                                          (15)                         (1)
Principal payments under capital lease obligations                                                  (43)                        (21)
Prepaid initial public offering costs                                                                --                        (530)
Repayments of notes payable                                                                        (699)                       (420)
                                                                                    --------------------        --------------------
                 Net cash provided by financing activities                                          363                      26,616
Effect of exchange rate change on cash and cash equivalents                                         (42)                         --
                                                                                    --------------------        --------------------
Net increase (decrease) in cash and cash equivalents                                            (13,998)                     10,640
Cash and cash equivalents, beginning of period                                                   92,818                      12,773
                                                                                    --------------------        --------------------
Cash and cash equivalents, end of period                                            $            78,820         $            23,413
                                                                                    ====================        ====================
Supplemental disclosures of cash flow information

Interest paid                                                                       $               117         $               148
                                                                                    ====================        ====================
Income taxes paid                                                                   $                 4         $                 3
                                                                                    ====================        ====================
Supplemental disclosures of noncash investing and financing
  activities

Equipment acquired under capital leases                                             $               168         $               155
                                                                                    ====================        ====================
Unearned stock-based compensation                                                   $              (520)        $            16,803
                                                                                    ====================        ====================
Unrealized gain                                                                     $                15         $                --
                                                                                    ====================        ====================
Dividend accretion and deemed dividend on convertible preferred stock               $                --         $             9,614
                                                                                    ====================        ====================


  The accompanying notes are an integral part of these financial statements.

                                  DOCENT, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       Basis of Presentation

         The accompanying unaudited interim condensed consolidated financial statements have been prepared by Docent, Inc. (the "Company") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities Exchange Commission (the "SEC"). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, the interim consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the information required to be included. Operating results for the three and six-month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for any future periods, including the full fiscal year. Reference should also be made to the Annual Consolidated Financial Statements, Notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

2.       Net Loss Per Share

         Basic and diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share excludes potential common shares since their effect is antidilutive. Potential common shares are comprised of common stock subject to repurchase rights, incremental shares of common and preferred stock issuable upon the exercise of stock options or warrants and shares issuable upon conversion of convertible preferred stock.

         The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):


                                                        Three Months Ended                         Six Months Ended
                                                            June 30,                                  June 30,
                                                    2001                 2000                 2001                 2000
------------------------------------------------------------------------------------------------------------------------------
Net loss attributable to common
   stockholders

                                              $        (14,072)    $        (28,463)    $        (27,909)    $        (44,613)
                                              =================    =================    =================    =================
Basic and diluted shares:

Weighted average common shares
   outstanding                                          42,006                6,162               41,973                5,697

Weighted average unvested common
   shares subject to repurchase                         (1,445)              (1,360)              (1,551)              (1,233)
                                              -----------------    -----------------    -----------------    -----------------

Weighted average shares used to
   compute basic and diluted net loss
   per share                                            40,561                4,802               40,422                4,464
                                              =================    =================    =================    =================
Net loss per share attributable to
   common stockholders - basic and
   diluted                                    $          (0.35)    $          (5.93)    $          (0.69)    $          (9.99)
                                              =================    =================    =================    =================

                                       6

                                  DOCENT, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

3.       Comprehensive income (loss)

         The Company's components of comprehensive loss consists of foreign currency translation adjustments, and unrealized gains and losses on available for sale investments. The comprehensive loss was $14,087,000 for the three months ended June 30, 2001 and $28,463,000 for the three months ended June 30, 2000. The comprehensive loss was $27,936,000 for the six months ended June 30, 2001 and $44,613,000 for the six months ended June 30, 2000.

4.       Segment reporting

         The Company's revenue derived from customers in Europe was $970,000 for the three months ended June 30, 2001, $97,000 for the three months ended June 30, 2000, $2.4 million for the six months ended June 30, 2001, and $180,000 for the six months ended June 30, 2000. All other revenue were derived from customers located in the United States for the three and six month periods ended June 30, 2001 and 2000. The Company's long-lived assets held in Europe were approximately $307,000 at June 30, 2001 and $179,000 at December 31, 2000. All of the Company's other long-lived assets were held in the United States at June 30, 2001 and December 31, 2000.

         In the three and six month periods ended June 30, 2001 and June 30, 2000, no customer accounted for sales greater than 10% of the Company's total sales.

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

         In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. The new rules require business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and goodwill acquired after this date will no longer be amortized, but will be subject to annual impairment tests. All other intangible assets will continue to be amortized over their estimated useful lives. As the Company has not completed any business combinations through June 30, 2001, the Company believes that these standards will not have a material impact on its financial position or operating results.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  The following discussion and analysis should be read in conjunction with the Company's Condensed Consolidated Financial Statements and related Notes thereto contained elsewhere within this document. Operating results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for any future periods, including the full fiscal year. Reference should also be made to the Annual Consolidated Financial Statements, Notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

                  This discussion contains forward-looking statements that involve risks and uncertainties. These statements relate to our future plans, objectives, expectations and intentions, and the assumptions underlying or relating to any of these statements. These statements may be identified by the use of words such as "believe," "expect," "anticipate," "intend," "plan," "will" and similar expressions. Our actual results could differ materially from those discussed in these statements. Factors that could contribute to such differences include those discussed in this document such as our statements that we believe our cash will last through the foreseeable future and that we expect to incur substantial operating losses for the remainder of fiscal 2001. Except as required by law, we undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

     Overview

         General

                  We were incorporated in June 1997 to develop eLearning products. We provide infrastructure software and related services that allow our customers to create, deploy and manage learning and knowledge exchange over the Internet.

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

                  Enterprise customers have the option of purchasing perpetual licenses or renting time-based licenses for the Docent Enterprise(TM) software. Our perpetual licensees pay an initial fee based on the number of users and may enter into annual maintenance contracts that include the right to receive periodic unspecified upgrades, error corrections, and telephone and Web-based support. Our time-based licenses require license holders to pay a monthly fee, which is based on the number of users and includes maintenance and support. Customers with perpetual or time-based licenses can also outsource the hosting of their system on a third party's servers for a monthly fee and an initial set-up fee.

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

                  For arrangements involving time-based licenses, customers pay a fee based on the number of users, and includes maintenance and support. Objective evidence of fair value does not exist for the related maintenance and support as the maintenance and support is not offered separately for such time-based arrangements. In these cases, we recognize the entire arrangement fee ratably over the contractual maintenance and support period, which is generally one year. We have allocated the time-based license and maintenance revenue based on their relative costs.

                  For arrangements involving a significant amount of services related to installation, modification or customization of our software product, we recognize revenue using the percentage-of-completion method. However, where there are customer acceptance clauses which we do not have an established history of meeting or which are not considered to be routine, we recognize revenue when the arrangement has been completed and accepted by the customer.

                  For arrangements which include multiple elements, such as a product license, maintenance and support, hosting and professional services, we allocate revenue to all undelivered elements, usually maintenance and support, hosting and professional services, based on objective evidence of the fair value of those elements. Fair value is specific to us and represents the price for which we sell each element separately. Any amount remaining is allocated using the residual method to the delivered elements, generally only the product license, and recognized as revenue when the conditions discussed above are satisfied.

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

     History of Losses

                  We have incurred significant costs to develop our technology and products and for our engineering, sales, marketing, professional services and administration departments. As a result, we have incurred significant losses since inception and, as of June 30, 2001, had an accumulated deficit of $131.4 million. We believe our success depends on increasing our customer and partner base and continually enhancing Docent Enterprise. We intend to continue to invest heavily in sales, marketing, research and development, and administrative personnel and infrastructure. We therefore expect to continue to incur substantial operating losses for the remainder of fiscal year 2001.

     Results of Operations

         Three and Six Months Ended June 30, 2001 and 2000

         Revenue

                  Total revenue increased $7.2 million, from $1.7 million for the three months ended June 30, 2000 to $8.9 million for the three months ended June 30, 2001. Total revenue increased $13.5 million, from $2.5 million for the six months ended June 30, 2000, to $16.0 million for the six months ended June 30, 2001. The increases in total revenue in both periods were primarily attributable to increases in the number of customers and average selling prices per sale. The growth in our customer base is primarily due to the increased market acceptance of our product and an increase in the size of our sales and marketing organization, and increase in number of partners. The growth in revenue per customer is a reflection of the evolution of our business strategy toward focusing on larger enterprise opportunities.

                  Total license revenue increased $4.2 million, from $590,000 for the three months ended June 30, 2000 to $4.8 million for the three months ended June 30, 2001. Total license revenue increased $8.3 million, from $663,000 for the six months ended June 30, 2000 to $9.0 million for the six months ended June 30, 2001. The increases in license revenue in both the three and six month periods were primarily attributable to increases in the number of customers and average selling prices per sale as described above.

                  Total service and maintenance revenue increased $3.0 million, from $1.1 million for the three months ended June 30, 2000 to $4.1 million for the three months ended June 30, 2001. Total service and maintenance revenue increased $5.3 million, from $1.8 million for the six months ended June 30, 2000 to $7.1 million for the six months ended June 30, 2001. The increases in service and maintenance revenue in both periods were primarily attributable to increases in the number of customers. To a lesser extent, the increases were due to the cumulative effect of renewals of annual maintenance agreements.

                  In the three and six month periods ended June 30, 2001 and June 30, 2000, no customer accounted for sales greater than 10% of the Company's total sales.

         Costs of revenue

                  Cost of license revenue increased $45,000, from $5,000 for the three months ended June 30, 2000 to $50,000 for the three months ended June 30, 2001. Cost of license revenue increased $61,000, from $11,000 for the six months ended June 30, 2000 to $72,000 for the six months ended June 30, 2001. The cost of license revenue consisted primarily of the fixed costs of manuals and delivering the software.

                  Cost of service and maintenance revenue increased $2.3 million or 112%, for the three months ended June 30, 2001 compared to the three months ended June 30, 2000. Cost of service and maintenance revenue increased $4.3 million or 129%, for the six months ended June 30, 2001 compared to the six months ended June 30, 2000. The increases of the cost of service and maintenance revenue were due to the growth in our customer base requiring increased use of third party implementation service partners, and increased personnel in our professional services organization.

                  Expenses relating to third party implementation service partners increased $1.3 million, from $698,000 in the three months ended June 30, 2000 to $2.0 million in the three months ended June 30, 2001. Expenses relating to service and maintenance personnel increased $821,000, from $1.3 million in the three months ended June 30, 2000 to $2.1 million in the three months ended June 30, 2001.

                  Expenses relating to third party implementation service partners increased $2.0 million, from $843,000 in the six months ended June 30, 2000 to $2.8 million in the six months ended June 30, 2001. Expenses relating to service and maintenance personnel increased $1.8 million, from $2.3 million in the six months ended June 30, 2000 to $4.1 million in the six months ended June 30, 2001.

                  Service and maintenance gross loss percentage decreased from 81% gross loss for the three months ended June 30, 2000 to 6% for the three months ended June 30, 2001. For the six months ended June 30, 2001, service and maintenance gross loss percentage decreased 76%, from 84% gross loss in the six months ended June 30, 2000 to 8% gross loss for the six months ended June 30, 2001. The decreases in the both periods were attributable to the shortening of the average time required to complete customer implementations.

         Operating expenses

                  Research and development expenses. Research and development expenses increased $1.1 million, or 73%, for the three months ended June 30, 2001 compared to the three months ended June 30, 2000. Research and development expenses increased $2.2 million, or 80%, for the six months ended June 30, 2001 compared to the six months ended June 30, 2000. The increases in both the three and six month periods were primarily attributable to increases in the number of research and development personnel. Expenses relating to research and development personnel increased $1.1 million, from $908,000 in the three months ended June 30, 2000 to $2.0 million in the three months ended June 30, 2001. Expenses relating to research and development personnel increased $1.8 million, from $1.8 million in the six months ended June 30, 2000 to $3.6 million in the six months ended June 30, 2001. To date, all software development costs have been expensed in the period incurred.

                  Sales and marketing expense. Sales and marketing expenses decreased $3.9 million, or 23%, for the three months ended June 30, 2001 compared to the three months ended June 30, 2000. Sales and marketing expenses decreased $1.1 million, or 4%, for the six months ended June 30, 2001 compared to six months ended June 30, 2000. The decreases in both periods were attributable to the decrease in stock-based compensation and marketing activities, including advertising, trade shows, and promotional materials. These decreases in expenses were partially offset by increases in the number of employees and locations in our sales and marketing organizations, and, to a lesser extent, professional services and consultants.

                  Expenses relating to sales and marketing personnel increased $4.7 million, from $5.8 million in the three months ended June 30, 2000 to $10.5 million in the three months ended June 30, 2001. Marketing activities expense decreased $832,000, from $1.3 million in the three months ended June 30, 2000 to $519,000 in the three months ended June 30, 2001. Expenses relating to professional services and consultants increased $798,000 in the three months ended June 30, 2001, from none in the three months ended June 30, 2000.

                  Expenses relating to sales and marketing personnel increased $10.1 million, from $9.7 million in the six months ended June 30, 2000 to $19.8 million in the six months ended June 30, 2001. Expenses relating to professional services and consultants increased $1.6 million the six months ended June 30, 2001, from none in the six months ended June 30, 2000.

                  General and administrative expense. General and administrative expense increased $1.6 million, or 67%, for the three months ended June 30, 2000 compared to the three months ended June 30, 2001. General and administrative expense increased $3.0 million, or 68%, for the six months ended June 30, 2001 compared to the six months ended June 30, 2000. The increases were attributable to the increase in stock-based compensation expense, legal and accounting fees associated with becoming a public company with an international presence, and an increase in the number of administrative employees.

                  Expenses relating to legal and accounting fees increased $678,000, from $163,000 for the three months ended June 30, 2000 to $841,000 for the three months ended June 30, 2001. Expenses relating to general and administrative personnel increased $226,000, from $1.1 million for the three months ended June 30, 2000 to $1.3 million for the three months ended June 30, 2001.

                  Expenses relating to general and administrative personnel increased $529,000, from $2.0 million for the six months ended June 30, 2000 to $2.5 million for the six months ended June 30, 2001. Expenses relating to legal and accounting fees increased $1 million from $305,000 for the six months ended June 30, 2000 to $1.3 million for the six months ended June 30, 2001.

                  Stock-based compensation. Stock-based compensation expense relating to common stock, options and warrants was $3.2 million for the three months ended June 30, 2001 and $11.3 million for the three months ended June 30, 2000. Stock-based compensation expense relating to common stock, options and warrants was $7.0 million for the six months ended June 30, 2001 and $18.5 million for the six months ended June 30, 2000. The stock-based compensation expense included $8.3 million related to the warrants issued to our strategic partners in the three months ended June 30, 2000, and $12.9 million related to the warrants issued to our strategic partners in the six months ended June 30, 2000. As of June 30, 2001, we had an aggregate of $15.1 million of deferred stock-based compensation to be amortized through 2004.

         Interest and other expense, net, and interest income

                  Interest and other expense, net. Interest and other expense, net increased $43,000, from the three month period ended June 30, 2000 to the three month period ended June 30, 2001. Interest and other expense, net increased $133,000, from the six month period ended June 30, 2000 to the six month period ended June 30, 2001. These increases were attributable to state and local franchise tax fees associated with being a public company.

                  Interest income. Interest income increased $681,000, from the three month period ended June 30, 2000 to the three month period ended June 30, 2001. Interest income increased $2.1 million, from the six month period ended June 30, 2000 to the six month period ended June 30, 2001. These increases were the result of higher average cash and investments balances maintained by our company, reflecting the receipt of the proceeds from our initial public offering in September 2000.

         Provision for income taxes

                  We incurred operating losses for all periods from inception through June 30, 2001, and therefore have not recorded a provision for income taxes, except amounts relating to foreign taxes. We recorded a provision for foreign income taxes of $24,000 for the three months ended June 30, 2001, and $44,000 for the six months ended June 30, 2001. For the three and six month periods ended June 30, 2000, no provision for income taxes was recorded. We have recorded a valuation allowance for the full amount of our net deferred tax assets.

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

         Liquidity and Capital Resources

                  Since inception, we have funded our operations through the sale of equity securities, from which we raised net proceeds of $172.1 million through June 30, 2001. As of June 30, 2001, we had approximately $78.8 million of cash and cash equivalents and $11.2 million of short term investments.

                  Cash used in operating activities was $24.0 million for the six months ended June 30, 2001, as compared to $14.2 million for the six months ended June 30, 2000. The cash used during these periods was attributable to net losses of $27.9 million for the six months ended June 30, 2001 and $35.0 million for the six months ended June

         30, 2000. During the six months ended June 30, 2001 and 2000, these net losses required lower cash use due to non-cash compensation charges related to various equity instruments granted to employees and non-employees. Total expenses in relation to these grants were $7.1 million for the six months ended June 30, 2001 and $18.5 million for the six months ended June 30, 2000.

                  In addition, changes in operating assets and liabilities used cash of $3.8 million in the six months ended June 30, 2001, and generated $1.9 million in the six months ended June 30, 2000. The change during the six months ended June 30, 2001 was the result of increases in accounts receivable and prepaid expenses and other assets, due to the growth of our business, and a decrease in deferred revenue due to the completion of service projects with acceptance criteria. The change during the first six months of 2000 was primarily the result of increases in deferred revenue, accrued liabilities and accounts payable due to the growth of our company, partially off set by the increase in accounts receivable also due to the growth of our company.

                  During the first six months of 2001, we had $11.3 million, net, of proceeds from the sale of short and long term investments. The investment in property and equipment, excluding equipment acquired under capital leases, was $1.9 million in the six months ended June 30, 2001 and was $1.8 million in the six months ended June 30, 2000.

                  Cash provided by financing activities was $363,000 during the six months ended June 30, 2001, and cash provided by financing activities was $26.6 million in the six months ended June 30, 2000. The funding in the six months of 2001 resulted from the employee stock purchase plan, partially off set by the repayment of notes payable and capital lease obligations. The funding in the six months of 2000 resulted from the issuance of convertible preferred stock for $26.8 million.

                  As of June 30, 2001, we were committed to purchase at least $1.4 million of consulting services from Accenture prior to June 30, 2002. Our other principal commitments consisted of notes payable and capital lease obligations of $1.0 million and minimum lease payments under operating lease commitments of $9.9 million over the next five years.

                  We currently anticipate that our available cash resources will be sufficient to meet our presently anticipated working capital, capital expenditure and business expansion requirements for at least 12 months after the date of this filing. However, we may need to raise additional funds prior to this date to support a more rapid expansion, develop new or enhanced applications and services, respond to competitive pressures, acquire complementary businesses or technologies, or take advantage of opportunities unanticipated at this time.

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

                  In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. The new rules require business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and goodwill acquired after this date will no longer be amortized, but will be subject to annual impairment tests. All other intangible assets will continue to be amortized over their estimated useful lives. As the Company has not completed any business combinations through June 30, 2001, the Company believes that these standards will not have a material impact on its financial position or operating results.

ITEM 3   QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Market and Currency Risk

         Our market and currency risk disclosure set forth in Item 7A of our annual report on Form 10-K for the year ended December 31, 2000 has not changed significantly.

PART II

Item 1.  Legal Proceedings
         -----------------

         Not applicable.

Item 2.  Changes in Securities
         ---------------------

         Not applicable.

Item 3.  Defaults Upon Senior Securities
         -------------------------------

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

At our annual meeting of stockholders, held on June 1, 2001, the following matters were submitted to a vote of the stockholders:

         1) Election of directors

            Name                     For                      Withhold
            Jos C. Henkens           27,492,165               11,242

            After the June 1, 2001 Annual Stockholders' Meeting, the following individuals were also directors of the Company: David
            R. Ellett, David Mandelkern, Kevin G. Hall, Ali Kutary and Robert
            A. Lauer.

         2) Ratification of selection of Ernst & Young LLP as independent auditors for the fiscal year end December 31, 2001

            For                           Against                  Abstain
            27,500,905                    2,114                    388

Item 5.  Other Information
         -----------------

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

     Exhibits:

         (a) The exhibits listed on the accompanying index to exhibits are filed or incorporated by reference (as stated therein) as part of this report on 10-Q.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 8, 2001

                                      Docent, Inc.
                                      ------------
                                      Registrant)


                                      BY: /s/ ARTHUR T. TAYLOR
                                         ---------------------------------------
                                      Arthur T. Taylor
                                      Vice President and Chief Financial Officer

                                  EXHIBIT INDEX

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

  10.1      Company's 1997 Stock Option Plan (incorporated by reference to
            Exhibit 10.1 to the Company's Registration Statement on Form S-1 (No. 333-34546)).

  10.2 Company's 2000 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1 (No. 333-34546)).

  10.3 Company's 2000 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1 (No. 333-34546)).

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

  10.12 Amended and Restated ASP Development and Hosting Agreement dated June 30, 2000 between the Company and The Richardson Company (incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1 (No. 333-34546)).

  10.13 Master Alliance Agreement dated June 30, 2000 between the Company and Andersen Consulting, LLP (incorporated by reference to Exhibit
            10.13 to the Company's Registration Statement on Form S-1 (No. 333-34546)).

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

  10.17 Marketing Agreement dated June 30, 2000 between the Company and Harvard Business School Publishing (incorporated by reference to
            Exhibit 10.17 to the Company's Registration Statement on Form S-1 (No. 333-34546)).

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

  10.28 Severance Agreement dated June 27, 1997 by and among Pardner Wynn, David Mandelkern, Norwest Equity Partners, V and Advanced Technology Ventures IV (incorporated by reference to Exhibit 10.32 to the Company's Registration Statement on Form S-1 (No. 333-34546)).

  10.29 Employment Letter from the Company to Arthur Taylor dated March 2, 2001 (incorporated by reference to Exhibit 10.32 to the Company's 10-Q filed on May 10, 2001).

  10.30 Sublease Agreement dated April 23, 2001 by and between the Company and Loudcloud, Inc. (incorporated by reference to Exhibit 10.33 to the Company's 10-Q filed on May 10, 2001).

  10.31     Employment Letter from the Company to Malcolm Hobbs dated July 2,
            2001