Form 10-Q
period 2001-09-30
DOCENT INC
filed 2001-11-08
CIK 1043134

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X|    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF
1934

                For the quarterly period ended September 30, 2001

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

As of October 31, 2001, the Registrant had outstanding approximately 42,215,000 shares of Common Stock, $0.001 par value per share.

                                  DOCENT, INC.

                                      INDEX



                                                                                                                       Page
                                                                                                                       ----
Part I             Financial Information

   Item 1.         Financial Statements

                   Condensed Consolidated Balance Sheets at September 30, 2001 and December 31, 2000                     3

                   Condensed Consolidated Statements of Operations for the Three Months and Nine Months Ended
                   September 30, 2001 and September 30, 2000                                                             4

                   Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2001
                   and September 30, 2000                                                                                5

                   Notes to Condensed Consolidated Financial Statements                                                 6-8

   Item 2.         Management's Discussion and Analysis of Financial Condition and Results of Operations               9-15

   Item 3.         Quantitative and Qualitative Disclosures About Market Risk                                           15

Part II.           Other Information                                                                                    16

                   Signatures                                                                                           17

                   Exhibit Index                                                                                      18-19

PART I

                                  DOCENT, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                           September 30,             December 31,
                                                                                                    2001                     2000
(in thousands, except per share amounts)                                                     (Unaudited)                      (1)
------------------------------------------------------------------------------------------------------------------------------------
Assets
Current assets:

   Cash and cash equivalents                                                        $             46,616    $              92,818
   Short term investments                                                                         31,067                    4,029
   Accounts receivable, net of allowances for
   doubtful

      accounts of $484 at September 30, 2001 and $417 at
      December 31, 2000                                                                            8,901                    6,945
   Prepaid expenses and other current assets                                                       2,432                    1,434
                                                                                     --------------------    --------------------

       Total current assets                                                                       89,016                  105,226

   Long term investments                                                                              --                   18,450
   Property and equipment, net                                                                     4,227                    3,627
   Other assets                                                                                    1,132                      513
                                                                                     --------------------    --------------------

       Total assets                                                                 $             94,375    $             127,816
                                                                                     ====================    ====================

Liabilities and Stockholders' Equity
Current liabilities:

   Accounts payable                                                                 $              1,141    $               1,386
   Accrued liabilities                                                                             6,611                    6,003
   Restructuring accruals                                                                          3,718                       --
   Deferred revenue                                                                                5,051                    6,272
   Capital lease obligations, current portion                                                        143                       80
   Notes payable, current portion                                                                    607                      963
                                                                                     --------------------    --------------------

       Total current liabilities                                                                  17,271                   14,704

Capital lease obligations                                                                            115                       69
Notes payable                                                                                         --                      447
                                                                                     --------------------    --------------------

       Total liabilities                                                                          17,386                   15,220
                                                                                     --------------------    --------------------

Commitments

Stockholders' equity:
   Common stock, $0.001 par value per share; 66,083 shares authorized; 42,249 and 41,941 shares issued and outstanding as of September 30, 2001 and
     December 31, 2000, respectively                                                                  43                       42
   Additional paid-in capital                                                                    238,814                  239,584
   Notes receivables from stockholders                                                           (1,087)                  (1,087)
   Unearned stock-based compensation                                                            (11,238)                 (22,555)
   Accumulated deficit                                                                         (149,723)                (103,506)
   Accumulated other comprehensive income                                                            180                      118
                                                                                     --------------------    ---------------------

       Total stockholders' equity                                                                 76,989                  112,596
                                                                                     --------------------    ---------------------

       Total liabilities and stockholders' equity                                   $             94,375    $             127,816
                                                                                     ====================    =====================

(1) Derived from the Company's audited financial statements as of December 31, 2000.

   The accompanying notes are an integral part of these financial statements.

                                  DOCENT, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                 Three Months Ended                       Nine Months Ended
                                                                   September 30,                           September 30,
                                                     ----------------------------------------  -------------------------------------
(in thousands, except per share amounts)                     2001                 2000                 2001               2000
---------------------------------------------------------------------------------------------  -------------------------------------
Revenue:
  License                                           $         2,617     $          1,494     $          11,578    $         2,157
  Services and maintenance                                    3,378                1,369                10,429              3,170
                                                    ----------------    -----------------    ------------------   ----------------
        Total revenue                                         5,995                2,863                22,007              5,327
                                                    ----------------    -----------------    ------------------   ----------------

Cost of revenue:
  Cost of license                                                44                   14                   116                 25
  Cost of services and maintenance(1)                         3,379                2,282                10,965              5,594
                                                    ----------------    -----------------    ------------------ ------------------
        Total cost of revenue                                 3,423                2,296                11,081              5,619
                                                    ----------------    -----------------    ------------------ ------------------

Gross profit (loss):
  License                                                     2,573                1,480                11,462              2,132
  Services and maintenance                                       (1)                (913)                 (536)            (2,424)
                                                    ----------------    -----------------    ------------------ ------------------
        Total gross profit (loss)                             2,572                  567                10,926               (292)
                                                    ----------------    -----------------    ------------------ ------------------

Operating expenses:
 Research and development expense(1)                          2,978                1,802                 7,995              4,584
 Sales and marketing expense(1)                              11,237               11,108                37,385             38,398
 General and administrative expense(1)                        3,082                3,408                10,376              7,741
 Restructuring charge                                         4,185                   --                 4,185                 --
                                                    ----------------    -----------------    ------------------ ------------------
        Total operating expenses                             21,482               16,318                59,941             50,723
                                                    ----------------    -----------------    ------------------ ------------------

        Loss from operations                                (18,910)             (15,751)              (49,015)           (51,015)

Interest and other expense, net                                (163)                (113)                 (533)              (349)
Interest income                                                 790                  318                 3,400                819
                                                    ----------------    -----------------    ------------------ ------------------
        Loss before provision for income taxes              (18,283)             (15,546)              (46,148)           (50,545)
Provision for income taxes                                       25                   --                    69                 --
                                                    ----------------    -----------------    ------------------ ------------------
        Net loss                                            (18,308)             (15,546)              (46,217)           (50,545)
                                                    ----------------    -----------------    ------------------ ------------------
Dividend accretion and deemed dividend
  on convertible preferred stock                                 --               (9,455)                   --            (19,069)
                                                    ----------------    -----------------    ------------------ ------------------
       Net loss attributable to common
            stockholders                            $       (18,308)    $        (25,001)    $         (46,217)  $        (69,614)
                                                    ================    =================    ================== ==================
Net loss per share attributable to common
  stockholders - basic and diluted                  $         (0.45)    $          (4.88)    $           (1.14)  $         (11.92)
                                                    ================    =================    ================== ==================
Weighted average common shares outstanding                   41,121                5,119                40,656              5,841
                                                    ================    =================    ================== ==================

(1)  Non-cash charges related to equity issuance include the following:


                                                        Three Months Ended                      Nine Months Ended
                                                           September 30,                            September 30,
                                              ----------------------------------------- ---------------------------------------
                                                      2001                 2000                 2001               2000
                                              ----------------------------------------  ---------------------------------------

Cost of services and maintenance                 $            209    $             231    $              855 $              370
                                                 ================    =================    ================== ==================

Operating expenses:
 Research and development expense                             257                  464                 1,082              1,390
 Sales and marketing expense                                  917                2,150                 3,800             17,764
 General and administrative expense                           833                1,602                 3,477              3,450
                                                 ----------------    -----------------    ------------------ ------------------
Total included in operating expenses             $          2,007     $          4,216     $           8,359  $          22,604
                                                 ================    =================    ================== ==================


   The accompanying notes are an integral part of these financial statements.

                                  DOCENT, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                    Nine Months Ended
                                                                                                   -----------------
                                                                                       September 30,               September 30,
(in thousands)                                                                                  2001                        2000
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
Net loss                                                                        $            (46,217)        $           (50,545)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation, amortization and other                                                      1,386                         664
     Amortization of deferred interest expense                                                    79                          80
     Amortization of unearned stock-based compensation                                         9,170                       8,300
     Issuance of convertible preferred stock and common stock warrants
          in exchange for services                                                                --                      12,880
     Compensation expenses related to accelerated vesting of options                             179                          --
     Issuance of options in exchange for services                                                 44                         832
     Issuance of common stock in exchange for services                                            --                         962
     Changes in operating assets and liabilities:
          Accounts receivable                                                                 (1,956)                     (4,984)
          Prepaid expenses and other assets                                                   (1,034)                       (336)
          Accounts payable                                                                      (245)                       (467)
          Accrued liabilities                                                                    608                       3,869
          Restructuring accrual                                                                3,718                          --
          Deferred revenue                                                                    (1,221)                      2,543
                                                                                --------------------        --------------------
                  Net cash used in operating activities                                      (35,489)                    (26,202)
                                                                                --------------------        --------------------
Cash flows from investing activities
Purchases of property and equipment                                                           (2,388)                     (2,964)
Proceeds from maturity of short term and long term investments                                55,185                          --
Purchases of short term and long term investments                                            (63,728)                         --
                                                                                --------------------        --------------------
                  Net cash used in investing activities                                      (10,931)                     (2,964)
                                                                                --------------------        --------------------
Cash flows from financing activities
Proceeds from issuance of convertible preferred stock, net                                        --                      45,661
Proceeds from issuance of common stock, net                                                       --                       2,084
Proceeds from the employee stock purchase plan and exercising
    of common stock options and warrants, net                                                  1,274                          --
Proceeds from repayment of stockholder receivable                                                 --                         286
Repurchase of common stock                                                                      (119)                         (1)
Principal payments under capital lease obligations                                               (72)                        (35)
Prepaid initial public offering costs                                                             --                        (608)
Repayments of notes payable                                                                     (882)                       (706)
                                                                                --------------------        --------------------
                 Net cash provided by financing activities                                       201                      46,681
Effect of exchange rate change on cash and cash equivalents                                       17                          --
                                                                                --------------------        --------------------
Net increase (decrease) in cash and cash equivalents                                         (46,202)                     17,515
Cash and cash equivalents, beginning of period                                                92,818                      12,773
                                                                                --------------------        --------------------
Cash and cash equivalents, end of period                                        $             46,616        $             30,288
                                                                                ====================        ====================

Supplemental disclosures of cash flow information
Interest paid                                                                   $                141        $                213
                                                                                ====================        ====================
Income taxes paid                                                               $                  4        $                  8
                                                                                ====================        ====================
Supplemental disclosures of noncash investing and financing
activities

Equipment acquired under capital leases                                         $                181        $                155
                                                                                ====================        ====================
Unearned stock-based compensation                                               $             (2,147)       $             29,167
                                                                                ====================        ====================
Unrealized gain                                                                 $                 45        $                 --
                                                                                ====================        ====================
Dividend accretion and deemed dividend on convertible preferred stock           $                 --        $             19,069
                                                                                ====================        ====================

   The accompanying notes are an integral part of these financial statements.

                                  DOCENT, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   Basis of Presentation

     The accompanying unaudited interim condensed consolidated financial statements have been prepared by Docent, Inc. (the "Company") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities Exchange Commission (the "SEC"). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, the interim consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the information required to be included. Operating results for the three and nine-month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for any future periods, including the full fiscal year. Reference should also be made to the Annual Consolidated Financial Statements, Notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

     The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

                                                   Three Months Ended                         Nine Months Ended
                                                     September 30,                             September 30,
                                        -------------------------------------- -----------------------------------------
                                               2001                 2000                 2001                 2000
-------------------------------------------------------------------------------------------------------------------------
Net loss attributable to common
   stockholders                          $       (18,308)    $       (25,001)    $       (46,217)    $        (69,614)
                                         =================   =================   =================    =================
Basic and diluted shares:
Weighted average common shares
   outstanding                                    42,297               7,071              42,082                6,154
Weighted average unvested common
   shares subject to repurchase                   (1,176)             (1,952)             (1,426)                (313)
                                         -----------------   -----------------   -----------------    -----------------

Weighted average shares used to
   compute basic and diluted net loss
   per share                                      41,121               5,119              40,656                5,841
                                         =================   =================   =================    =================
Net loss per share attributable to
   common stockholders - basic and
   diluted                               $         (0.45)    $         (4.88)    $         (1.14)     $        (11.92)
                                         =================   =================   =================    =================

                                  DOCENT, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

3.   Restructuring Charge

     In the three months ended September 30, 2001, the Company implemented a restructuring program to better align operating expenses with anticipated revenues. The Company recorded a $4.2 million restructuring charge, which consists of $3.0 million in facility exit costs, $704,000 in personnel severance costs, $224,000 in equipment write-offs, and $211,000 in other exit costs. The restructuring program resulted in the reduction in force across all company functions of approximately 11%, or 35 employees. At September 30, 2001, the Company had $3.7 million of accrued restructuring costs related to monthly rental costs for a facility that will be closed in 2001, employee severance payments and other exit costs.

     The following table depicts the restructuring activity during the nine months ended September 30, 2001:

                                                                    Expenditures
                                                            ------------------------------
                                                                                               Balance at
                       Category             Additions           Cash         Non-cash        Sept. 30, 2001
             ---------------------------------------------------------------------------------------------------
                    (in thousands)
             Vacated facilities             $    3,046        $       -      $       -           $      3,046


             Employee severance                    704             (270)             -                    434


             Operating assets                      224                -           (197)                    27


             Other costs                           211                -              -                   211
                                           -----------       ------------  ------------      ---------------

             Total                          $    4,185        $    (270)     $    (197)         $      3,718
                                           ===========       ============  ============      ===============

4.   Comprehensive Income (loss)

     The Company's components of comprehensive loss consists of foreign currency translation adjustments, and unrealized gains and losses on available for sale investments. The comprehensive loss was $18,217,000 for the three months ended September 30, 2001 and $25,001,000 for the three months ended September 30, 2000. The comprehensive loss was $46,155,000 for the nine months ended September 30, 2001 and $69,614,000 for the nine months ended September 30, 2000.

5.    Segment Reporting

     The Company's revenue derived from customers in Europe was $1.8 million for the three months ended September 30, 2001, $138,000 for the three months ended September 30, 2000, $4.3 million for the nine months ended September 30, 2001, and $317,000 for the nine months ended September 30, 2000. All other revenue were derived from customers located in the United States for the three and nine month periods ended September 30, 2001 and 2000. The Company's long-lived assets held in Europe were approximately $413,000 at September 30, 2001 and $179,000 at December 31, 2000. All of the Company's other long-lived assets were held in the United States at September 30, 2001 and December 31, 2000.

     One customer accounted for 11% of the Company's total revenue for the three months ended September 30, 2001. In the nine month period ended September 30, 2001, no customer accounted for greater than 10% of the Company's total revenue. Three customers accounted for 23%, 13% and 10% of the Company's total revenue for the three months ended September 30, 2000. Four customers accounted for 19%, 13%, 11% and 10% of the Company's total revenue for the nine months ended September 30, 2000.

                                  DOCENT, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

6.   Recent Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities and supercedes and amends a number of existing accounting standards. SFAS No. 133 requires that all derivatives be recognized in the balance sheet at their fair market value and the corresponding derivative gains or losses be either reported in the statement of operations or as a deferred item depending on the type of hedge relationship that exists with respect of such derivatives. In July 1999, the Financial Accounting Standards Board issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133. SFAS No. 137 deferred the effective date until the year beginning after June 30, 2000. In June 2000, the Financial Accounting Standards Board issued SFAS No. 138, Accounting for Derivative Instruments and Hedging Activities--An Amendment of FASB Statement No. 133. SFAS No. 138 amends the accounting and reporting standards for certain derivatives and hedging activities such as net settlement contracts, foreign currency transactions and intercompany derivatives. The Company has adopted SFAS No. 133 in its quarter ending March 31, 2001. To date, the Company has not engaged in derivative or hedging activities, and accordingly, the adoption of SFAS No. 133 had no impact on the Company's financial statements.

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. The new rules require business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and goodwill acquired after this date will no longer be amortized, but will be subject to annual impairment tests. All other intangible assets will continue to be amortized over their estimated useful lives. The Company believes that these standards will not have a material impact on its financial position or operating results.

7.   Subsequent Events

     On October 16, 2001, the Company acquired gForce Systems, Inc. ("gForce"), a leading provider of rapid eLearning content management and delivery solutions. The Company paid $3.1 million in cash and issued 500,000 shares of its common stock to acquire gForce. The purchase price will be allocated to the estimated fair value of assets acquired, liabilities assumed, identifiable intangible assets and goodwill.

     On October 23, 2001, the Company's Board of Directors authorized the repurchase of up to $5.0 million worth of the Company's common stock. Such purchases will be made in the open market from time to time, and may be commenced or suspended at any time to time without prior notice. The shares purchased will be held as treasury stock.

     In October 2001, the Company had an additional domestic reduction in force across all company functions of approximately 15%, or 42 employees.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            The following discussion and analysis should be read in conjunction with the Company's Condensed Consolidated Financial Statements and related Notes thereto contained elsewhere within this document. Operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for any future periods, including the full fiscal year. Reference should also be made to the Annual Consolidated Financial Statements, Notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

            This discussion contains forward-looking statements that involve risks and uncertainties. These statements relate to our future plans, objectives, expectations and intentions, and the assumptions underlying or relating to any of these statements. These statements may be identified by the use of words such as "believe," "expect," "anticipate," "intend," "plan," "will" and similar expressions. Our actual results could differ materially from those discussed in these statements. Factors that could contribute to such differences include those discussed in this document such as our statements that we believe our cash will last through the foreseeable future, that we expect to incur substantial losses through fiscal 2002 and the restructuring program will save the company approximately $800,000 per quarter of cash. Except as required by law, we undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

     For arrangements involving time-based licenses, customers pay a fee based on the number of users, and such fees includes maintenance and support. Objective evidence of fair value does not exist for the related maintenance and support as the maintenance and support is not offered separately for such time-based arrangements. In these cases, we recognize the entire arrangement fee ratably over the contractual maintenance and support period, which is generally one year. We have allocated the time-based license and maintenance revenue based on their relative costs.

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

     History of Losses

          We have incurred significant costs to develop our technology and products and for our engineering, sales, marketing, professional services and administration departments. As a result, we have incurred significant losses since inception and, as of September 30, 2001, had an accumulated deficit of $149.7 million. We believe our success depends on increasing our customer and partner base and continually enhancing Docent Enterprise. We intend to continue to invest heavily in sales, marketing, research and development, and administrative personnel and infrastructure. We therefore expect to continue to incur substantial operating losses through fiscal year 2002.

Results of Operations

     Three and Nine Months Ended September 30, 2001 and 2000

     Revenue

          Total revenue increased $3.1 million, from $2.9 million for the three months ended September 30, 2000 to $6.0 million for the three months ended September 30, 2001. Total revenue increased $16.7 million, from $5.3 million for the nine months ended September 30, 2000, to $22.0 million for the nine months ended September 30, 2001. The increases in total revenue in both periods were primarily attributable to increases in the number of customers and repeat business with existing customers. The growth in our customer base is primarily due to the increased market acceptance of our product, an increase in the size of our sales and marketing organization, and increase in number of partners. The growth in revenue for the nine month period is also attributable to an increase in the average sales price per transaction, a reflection of the evolution of our business strategy toward focusing on larger enterprise opportunities.

          Total license revenue increased $1.1 million, from $1.5 million for the three months ended September 30, 2000 to $2.6 million for the three months ended September 30, 2001. Total license revenue increased $9.4 million, from $2.2 million for the nine months ended September 30, 2000 to $11.6 million for the nine months ended September 30, 2001.

          Total service and maintenance revenue increased $2.0 million, from $1.4 million for the three months ended September 30, 2000 to $3.4 million for the three months ended September 30, 2001. Total service and maintenance revenue increased $7.2 million, from $3.2 million for the nine months ended September 30, 2000 to $10.4 million for the nine months ended September 30, 2001. The increase in service and maintenance revenue in both periods was primarily attributable to increases in the number of customers and repeat business with existing customers. To a lesser extent, the increases were due to the cumulative effect of renewals of annual maintenance agreements.

     One customer accounted for 11% of the Company's total revenue for the three months ended September 30, 2001. In the nine month period ended September 30, 2001, no customer accounted for greater than 10% of the Company's total revenue. Three customers accounted for 23%, 13% and 10% of the Company's total revenue for the three months ended September 30, 2000. Four customers accounted for 19%, 13%, 11% and 10% of the Company's total revenue for the nine months ended September 30, 2000.

Costs of revenue

     Cost of license revenue increased $30,000, from $14,000 for the three months ended September 30, 2000 to $44,000 for the three months ended September 30, 2001. Cost of license revenue increased $91,000, from $25,000 for the nine months ended September 30, 2000 to $116,000 for the nine months ended September 30, 2001.

     Cost of service and maintenance revenue increased $1.1 million, from $2.3 million for the three months ended September 30, 2000 to $3.4 million for the three months ended September 30, 2001. Cost of service and maintenance revenue increased $5.4 million, from $5.6 million for the nine months ended September 30, 2000, to $11.0 million for the nine months ended September 30, 2001. The increases in the cost of service and maintenance revenue were due to the growth in our customer base requiring increased use of third party implementation service partners, and increased personnel in our professional services organization.

     Expenses relating to third party implementation service partners increased $578,000, from $599,000 in the three months ended September 30, 2000 to $1.2 million in the three months ended September 30, 2001. Expenses relating to service and maintenance personnel increased $541,000, from $1.5 million in the three months ended September 30, 2000 to $2.0 million in the three months ended September 30, 2001.

     Expenses relating to third party implementation service partners increased $2.6 million, from $1.4 million in the nine months ended September 30, 2000 to $4.0 million in the nine months ended September 30, 2001. Expenses relating to service and maintenance personnel increased $2.3 million, from $3.8 million in the nine months ended September 30, 2000 to $6.1 million in the nine months ended September 30, 2001.

     Service and maintenance gross loss percentage decreased from 67% gross loss for the three months ended September 30, 2000 to near break even for the three months ended September 30, 2001. Service and maintenance gross loss percentage decreased from 76% gross loss for the nine months ended September 30, 2000 to 5% gross loss for the nine months ended September 30, 2001. The decreases in the both periods were attributable to the shortening of the average time required to complete customer implementations.

Operating expenses

     Research and development expenses. Research and development expenses increased $1.2 million, from $1.8 million for the three months ended September 30, 2000 to $3.0 million for the three months ended September 30, 2001. Research and development expenses increased $3.4 million, from $4.6 million for the nine months ended September 30, 2000, to $8.0 million for the nine months ended September 30, 2001. The increases in both the three and nine month periods were primarily attributable to increases in the number of research and development personnel. Expenses relating to research and development personnel increased $1.2 million, from $1.3 million in the three months ended September 30, 2000 to $2.5 million in the three months ended September 30, 2001. Expenses relating to research and development personnel increased $3.2 million, from $3.0 million in the nine months ended September 30, 2000 to $6.2 million in the nine months ended September 30, 2001. To date, all software development costs have been expensed in the period incurred.

     Sales and marketing expense. Sales and marketing expenses increased $129,000, from $11.1 million for the three months ended September 30, 2000 to $11.2 million for the three months ended September 30, 2001. Sales and marketing expenses decreased $1.0 million, from $38.4 million for the nine months ended September 30, 2000 to $37.4 million for the nine months ended September 30, 2001. The increase in the three month period was attributable to the increase in the number of employees and locations in our sales organization, and professional services and consultants. The increase in the three month period was partially offset by decreases in stock-based compensation and marketing activities, including advertising, trade shows, and promotional materials. The decrease in the nine month period was attributable to decreases in stock-based compensation and marketing activities. These decreases in expenses were partially offset by increases in the number of employees and locations in our sales and marketing organizations, and, to a lesser extent, professional services and consultants.

     Expenses relating to sales and marketing personnel increased $1.9 million, from $7.3 million in the three months ended September 30, 2000 to $9.2 million in the three months ended September 30, 2001. Expenses relating to professional services and consultants increased $373,000 in the three months ended September 30, 2001, from none in the three months ended September 30, 2000. Stock-based compensation decreased $1.3 million, from $2.2 million in the three months ended September 30, 2000 to $917,000 in the three months ended September 30, 2001. Marketing expenses decreased $850,000, from $1.6 million in the three months ended September 30, 2000 to $777,000 in the three months ended September 30, 2001.

     Stock-based compensation decreased $14.0 million, from $17.8 million in the nine months ended September 30, 2000 to $3.8 in the nine months ended September 30, 2001. Marketing expenses decreased $490,000, from $3.6 million in the nine months ended September 30, 2000 to $3.1 million in the nine months ended September 30, 2001. Expenses relating to sales and marketing personnel increased $11.5 million, from $17.0 million in the nine months ended September 30, 2000 to $28.5 million in the nine months ended September 30, 2001. Expenses relating to professional services and consultants increased $1.9 million the nine months ended September 30, 2001, from none in the nine months ended September 30, 2000.

     General and administrative expense. General and administrative expense decreased $326,000, from $3.4 million for the three months ended September 30, 2000 to $3.1 million for the three months ended September 30, 2001. General and administrative expense increased $2.7 million, from $7.7 million for the nine months ended September 30, 2000, to $10.4 million for the nine months ended September 30, 2001. The decrease in the three month period was attributable to the decreases in stock-based compensation expense, partially offset by an increase in personnel costs. The increase in the nine month period was attributable to an increases in the number of administrative employees and the legal and accounting fees associated with being a public company.

     Stock-based compensation expense decreased $769,000, from $1.6 million for the three months ended September 30, 2000 to $833,000 for the three months ended September 30, 2001. Expenses relating to general and administrative personnel increased $605,000, from $1.4 million for the three months ended September 30, 2000 to $2.0 million for the three months ended September 30, 2001.

     Expenses relating to general and administrative personnel increased $1.1 million, from $3.4 million for the nine months ended September 30, 2000 to $4.5 million for the nine months ended September 30, 2001. Expenses relating to legal and accounting fees increased $1.1 million, from $549,000 for the nine months ended September 30, 2000 to $1.6 million for the nine months ended September 30, 2001.

     Stock-based compensation. Stock-based compensation expense relating to common stock, options and warrants was $2.2 million for the three months ended September 30, 2001 and $4.4 million for the three months ended September 30, 2000. Stock-based compensation expense relating to common stock, options and warrants was $9.2 million for the nine months ended September 30, 2001 and $23.0 million for the nine months ended September 30, 2000. The stock-based compensation expense included $12.9 million related to the warrants issued to our strategic partners in the nine months ended September 30, 2000. As of September 30, 2001, we had an aggregate of $11.2 million of deferred stock-based compensation to be amortized through 2004.

     Restructuring charge. In the three months ended September 30, 2001, the Company implemented a restructuring program to better align operating expenses with anticipated revenues. The Company recorded a $4.2 million restructuring charge, which consists of $3.0 million in facility exit costs, $704,000 in personnel severance costs, $224,000 in equipment write-offs, and $211,000 in other exit costs. The restructuring program resulted in the reduction in force across all company functions of approximately 11%, or 35 employees. At September 30, 2001, the Company had $3.7 million of accrued restructuring costs related to monthly rental costs for a facility that will be closed in 2001, employee severance payments and other exit costs. The restructuring program will save the company approximately $800,000 per quarter of cash.

     In October 2001, the Company had an additional domestic reduction in force across all company functions of approximately 15%, or 42 employees.

Interest and other expense, net, and interest income

     Interest and other expense, net. Interest and other expense, net increased $50,000, from $113,000 for the three months ended September 30, 2000 to $163,000 for the three months ended September 30, 2001. Interest and other expense, net increased $184,000, from $349,000 for the nine months ended September 30, 2000 to $533,000 for the nine months ended September 30, 2001. These increases were attributable to state and local franchise tax fees associated with being a public company.

               Interest income. Interest income increased $472,000, from $318,000 for the three months ended September 30, 2000 to $790,000 for the three months ended September 30, 2001. Interest income increased $2.6 million, from $819,000 for the nine months ended September 30, 2000 to $3.4 million for the nine months ended September 30, 2001. These increases were the result of higher average cash and investments balances maintained by the Company, reflecting the receipt of the proceeds from our initial public offering in September 2000.

          Provision for income taxes

               We incurred operating losses for all periods from inception through September 30, 2001, and therefore have not recorded a provision for income taxes, except amounts relating to foreign taxes. We recorded a provision for foreign income taxes of $25,000 for the three months ended September 30, 2001, and $69,000 for the nine months ended September 30, 2001. For the three and nine month periods ended September 30, 2000, no provision for income taxes was recorded. We have recorded a valuation allowance for the full amount of our net deferred tax assets.

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

          Liquidity and Capital Resources

               Since inception, we have funded our operations through the sale of equity securities, from which we raised net proceeds of $172.1 million through September 30, 2001. As of September 30, 2001, we had approximately $46.6 million of cash and cash equivalents and $31.1 million of short term investments.

               Cash used in operating activities was $35.5 million for the nine months ended September 30, 2001, as compared to $26.2 million for the nine months ended September 30, 2000. The cash used during these periods was attributable to net losses of $46.2 million for the nine months ended September 30, 2001 and $50.5 million for the nine months ended September 30, 2000. During the nine months ended September 30, 2001 and 2000, these net losses required lower cash use due to non-cash compensation charges related to various equity instruments granted to employees and non-employees. Total expenses in relation to these grants were $9.4 million for the nine months ended September 30, 2001 and $23.0 million for the nine months ended September 30, 2000.

               In addition, changes in operating assets and liabilities used cash of $157,000 in the nine months ended September 30, 2001, and generated $625,000 in the nine months ended September 30, 2000. The change during the nine months ended September 30, 2001 was the result of increases in accounts receivable, prepaid expenses and other assets, due to the growth of our business, and a decrease in deferred revenue due to the completion of service projects with acceptance criteria. These changes were partially offset by an increase in liabilities due to the implementation of the restructuring program. The change during the first nine months of 2000 was primarily the result of increases in deferred revenue, and accrued liabilities due to the growth of the Company, partially off set by the increase in accounts receivable also due to the growth of the Company.

               During the first nine months of 2001, we had $8.5 million, net, of purchases of short and long term investments. The investment in property and equipment, excluding equipment acquired under capital leases, was $2.4 million in the nine months ended September 30, 2001 and was $3.0 million in the nine months ended September 30, 2000.

               Cash provided by financing activities was $202,000 during the nine months ended September 30, 2001, and $46.7 million in the nine months ended September 30, 2000. The cash provided by financing activities in the first nine months of 2001 resulted from the employee stock purchase plan, partially off set by the repayment of notes payable and capital lease obligations. The cash provided by financing activities in the first nine months of 2000 resulted from the issuance of convertible preferred stock for $45.7 million.

               As of September 30, 2001, we were committed to purchase at least $1.4 million of consulting services from Accenture prior to June 30, 2002. Our other principal commitments consisted of notes payable and capital lease obligations of $865,000 and minimum lease payments under operating lease commitments of $7.1 million over the next five years.

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

          Recent Accounting Pronouncements

               In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities and supercedes and amends a number of existing accounting standards. SFAS No. 133 requires that all derivatives be recognized in the balance sheet at their fair market value and the corresponding derivative gains or losses be either reported in the statement of operations or as a deferred item depending on the type of hedge relationship that exists with respect of such derivatives. In July 1999, the Financial Accounting Standards Board issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133. SFAS No. 137 deferred the effective date until the year beginning after June 30, 2000. In June 2000, the Financial Accounting Standards Board issued SFAS No. 138, Accounting for Derivative Instruments and Hedging Activities--An Amendment of FASB Statement No.
          133. SFAS No. 138 amends the accounting and reporting standards for certain derivatives and hedging activities such as net settlement contracts, foreign currency transactions and intercompany derivatives. The Company has adopted SFAS No. 133 in its quarter ending March 31, 2001. To date, the Company has not engaged in derivative or hedging activities, and accordingly, the adoption of SFAS No. 133 had no impact on the Company's financial statements.

               In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. The new rules require business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and goodwill acquired after this date will no longer be amortized, but will be subject to annual impairment tests. All other intangible assets will continue to be amortized over their estimated useful lives. The Company believes that these standards will not have a material impact on its financial position or operating results.

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

         Not applicable.

Item 5.  Other Information
         -----------------

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

    Exhibits:

         (a) The exhibits listed on the accompanying index to exhibits are filed or incorporated by reference (as stated therein) as part of this report on 10-Q.

         (b) Report on Form 8-K filed on September 6, 2001 regarding Officers and Directors' 1065-1 trading plans.

                                   SIGNATURES
                                   ----------

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

   Date:  November 8, 2001
                                                 Docent, Inc.
                                                 ------------
                                                 (Registrant)


                                                 BY: /s/ ARTHUR T. TAYLOR
                                                    ---------------------
                                                 Arthur T. Taylor
                                                 Vice President and Chief
                                                 Financial Officer

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

 10.4 Form of Directors' and Officers' Indemnification Agreement (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1 (No. 333- 34546)).

 10.5 Employment Letter from the Company to David Ellett dated February 25, 1998 (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1 (No. 333-34546)).

 10.6 Employment Letter from the Company to Richard Dellinger dated November 4, 1997 (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1 (No. 333-34546)).

 10.7 Officer's Change in Control Agreement dated October 14, 1999 by and between the Company and David Mandelkern (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1 (No. 333-34546)).

 10.8 Officer's Change in Control Agreement dated October 14, 1999 by and between the Company and Richard Dellinger (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1 (No. 333-34546)).

 10.9 Integrator Reseller Agreement dated January 7, 2000 by and between the Company and Hewlett-Packard Company, as amended July 31, 2000 (incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1 (No. 333-34546)).

 10.10 Master Consulting Services dated April 1, 2000 between the Company and Andersen Consulting, LLP (incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1 (No. 333-34546)).

 10.11 Amended and Restated ASP Development and Hosting Agreement dated June 30, 2000 between the Company and The Richardson Company (incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1 (No. 333-34546)).

 10.12 Master Alliance Agreement dated June 30, 2000 between the Company and Andersen Consulting, LLP (incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-1 (No. 333-34546)).

 10.13 Master License and Services Agreement dated June 26, 2000 between the Company and Qwest Communications (incorporated by reference to Exhibit
         10.14 to the Company's Registration Statement on Form S-1 (No. 333-34546)).

 10.14 Professional Services Agreement dated June 27, 2000 between the Company and Qwest Communications (incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-1 (No. 333-34546)).

10.15 License and Co-Marketing Agreement dated May 26, 2000 between the Company (Netherlands B.V.) and FT Knowledge, Ltd (incorporated by reference to Exhibit 10.16 to the Company's Registration Statement on Form S-1 (No. 333-34546)).

10.16 Marketing Agreement dated June 30, 2000 between the Company and Harvard Business School Publishing (incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-1 (No. 333-34546)).

10.17 License Agreement for commercial use of Docent Software dated December 30, 1998 between the Company and Veritas Software, Inc. (incorporated by reference to Exhibit 10.20 to the Company's Registration Statement on Form S-1 (No. 333-34546)).

10.18 Lease Agreement dated September 22, 1999 by and between the Company and Limar Realty Corp. #17 (incorporated by reference to Exhibit 10.22 to the Company's Registration Statement on Form S-1 (No. 333-34546)).

10.19 Lease Agreement dated February 1, 2000 by and between the Company and Connecticut General Life Insurance Company (incorporated by reference to Exhibit 10.23 to the Company's Registration Statement on Form S-1 (No. 333-34546)).

10.20 Subordinated Loan and Security Agreement dated April 23, 1999 by and between the Company and Comdisco, Inc. (incorporated by reference to Exhibit 10.25 to the Company's Registration Statement on Form S-1 (No. 333-34546)).

10.21 Promissory Note from David Ellett to the Company (incorporated by reference to Exhibit 10.26 to the Company's Registration Statement on Form S-1 (No. 333-34546)).

10.22 Promissory Note from David Mandelkern to the Company (incorporated by reference to Exhibit 10.27 to the Company's Registration Statement on Form S-1 (No. 333-34546)).

10.23 Stock Pledge Agreements dated July 9, 1997 by and between the Company and David Mandelkern and dated September 30, 1998 by and between the Company and David Ellett (incorporated by reference to Exhibit 10.28 to the Company's Registration Statement on Form S-1 (No. 333-34546)).

10.24 Severance Agreement dated June 27, 1997 by and among Pardner Wynn, David Mandelkern, Norwest Equity Partners, V and Advanced Technology Ventures IV (incorporated by reference to Exhibit 10.32 to the Company's Registration Statement on Form S-1 (No. 333-34546)).

10.25 Employment Letter from the Company to Arthur Taylor dated March 2, 2001 (incorporated by reference to Exhibit 10.32 to the Company's 10-Q filed on May 10, 2001).

10.26 Sublease Agreement dated April 23, 2001 by and between the Company and Loudcloud, Inc. (incorporated by reference to Exhibit 10.33 to the Company's 10-Q filed on May 10, 2001).

10.27 Employment Letter from the Company to Malcolm Hobbs dated July 2, 2001(incorporated by reference to Exhibit 10.31 to the Company's 10-Q filed on August 8, 2001).