Form 10-K405
period 2001-12-31
DOCENT INC
filed 2002-04-01
CIK 1043134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL	REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the Fiscal Year Ended December 31, 2001

OR

☐ TRANSITION	REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from                        to

Commission File Number 0-31537

DOCENT, INC.
(Exact name of registrant as specified in its charter)

Delaware	77-0460705
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

2444 Charleston Road,	94043
Mountain View, California	(Zip Code)
(Address of principal executive offices)

(650) 934-9500
(Registrant’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value per share
(Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark if disclosures of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the Registrant’s knowledge, in definitive proxy or information definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendments to this Form 10-K. ☒

The aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the closing price of the Common Stock on February 28, 2002, on the Nasdaq National Market System of $2.01 per share, was approximately $81,099,000. For the purpose of the foregoing computation, only the directors and executive officers of the Registrant were deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 28, 2002, Registrant had outstanding approximately 42,960,000 shares of Common Stock, $0.001 par value per share.

Portions of the Registrant’s Proxy Statement for the annual meeting of stockholders to be held on May 31, 2002 are incorporated by reference in Part III

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “forecasts,” “predicts,” “intends” or the negative of such terms or other comparable terminology. In addition, these forward-looking statements include, but are not limited to, statements regarding the following: (1) our ability to compete effectively in the e-Learning and knowledge exchange market, (2) our plans to develop new products and services, (3) our business strategies and plans, and (4) our strategic relationships with Accenture, PricewaterhouseCoopers, Deloitte Consulting, and Cap Gemini/Ernst & Young. Actual results may differ materially from those described in any such forward-looking statements. Risks inherent in Docent’s business and factors that could cause or contribute to such differences include without limitation the risks set forth in the “Risk Factors” section and the considerations set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Docent expressly disclaims any obligation to update any forward-looking statements.

PART I

ITEM 1.    BUSINESS

Docent

We provide infrastructure software products and services that enable the exchange of knowledge within and among our customers, which consist primarily of large enterprises and educational content providers. Our solutions provide the following features and benefits to our customers:

•
Enterprises can easily create and manage learning content that has been tailored to their specific requirements. They are also able to deliver this customized content to each individual user as and when requested. Enterprises can identify, for each of their users, the skill areas that need improvement and help enhance each user’s competency level. This enables our customers to assess the effectiveness of their educational programs and can provide enterprises with a measurable impact on business results; and

•	Educational content providers can rapidly and cost-effectively generate additional revenue by bringing their offerings online.

We were incorporated in Delaware in June 1997.

Industry Background

The Internet is rapidly being adopted as a platform for communication and cooperation among businesses and is fundamentally changing the way companies operate. This medium offers businesses the opportunity to streamline complex business processes, reduce transaction costs, increase process efficiencies and better serve their customers.

Knowledge Exchange

In today’s highly competitive knowledge-based economy, people are often the most significant asset within an organization. Large amounts of information frequently need to be disseminated among employees, suppliers, distributors, customers, business partners and service providers, referred to as the extended enterprise. The ability to rapidly disseminate information to people throughout the extended enterprise has become mission critical. These extended enterprises require a flexible and easily accessible knowledge exchange and eLearning platform that facilitates the interactions among the different constituents.

Traditional Learning and Training

Learning activities have historically consisted of classroom-based and instructor-led training programs. The delivery of learning and training through traditional instructor-led methods is characterized by a number of limitations that prevent these methods from facilitating a comprehensive knowledge exchange process.

Limitations affecting organizations include:

•	Limited scalability. The facility and personnel requirements of traditional instructor-led methods limit scalability as organizations become larger and more geographically dispersed.

•
High cost.    The cost of bringing participants to learning centers or classrooms is often prohibitive, both in terms of the direct travel expenses and the indirect opportunity costs associated with removing individuals from the workplace.

•
Inefficient delivery infrastructure.    Traditional learning and training methods are limited by the difficulties associated with disseminating new content to a large and distributed group of participants.

•
Limited measurement capabilities.    Traditional learning and training methods lack an easy and automated means to track participants’ performance results, hampering the ability of organizations to measure the impact and effectiveness of learning on an individual’s performance.

Limitations affecting individual participants include:

•
Lack of personalization.    Instructor-led programs typically result in a “one-size-fits-all” experience that is not tailored to the individual participant. This may result in a learning experience that is over- or under-inclusive for the individual participant and is not customized for that participant’s learning style.

•
Event-oriented learning.    Traditional learning has focused on broad topics delivered at scheduled times and specific locations. Therefore, participants are precluded from continuous access to specific learning objects or information on demand.

eLearning

The Internet provides a platform to address the limitations of traditional learning. Initial implementations of Web-based learning and training, commonly known as eLearning, use the Web primarily as a delivery platform. eLearning delivers learning events conveniently and directly to an employee, customer or supplier at the time and location of their choice, at a low incremental infrastructure cost and through standard Web browsers. Furthermore, because the Internet reaches broad and varied market segments, eLearning allows for economies of scale in what was previously a fragmented and inefficient environment. The development of eLearning has led to the emergence of two defined categories of customers:

Enterprises.    Many enterprises have realized that eLearning has significant and measurable advantages over traditional forms of knowledge delivery and training. These enterprises require a flexible and easily accessible knowledge exchange platform which facilitates delivery of just the right amount of information when and where needed, and enables the correlation of knowledge with measurable impact on key business metrics.

Content providers.     Companies that sell learning content often are looking for scalable solutions that enhance their revenue growth opportunities and leverage their subject matter expertise. These companies frequently lack the technical and financial resources necessary to develop an effective online presence. However, many content providers recognize that Web-based learning represents a permanent transformation in their industry to which they must respond or risk the loss of market share to new entrants.

The Docent Solution

We provide infrastructure software and services for creating and operating knowledge exchanges. Using our technology platform and services, our customers can easily build and exchange knowledge in a highly personalized manner, and track the results of the activities by individuals and organizations in order to analyze improvements in effectiveness. Our solutions are comprehensive, scalable and easily adaptable to changing circumstances, allowing our customers to develop knowledge exchanges that are customized for their existing and evolving requirements.

Docent Enterprise™, our software technology platform for building knowledge exchanges primarily for structured learning, enables our customers to:

•	develop, recommend and manage personalized instruction based on an individual’s skill gaps or competency level in a format we refer to as a “learning plan;”

•	customize and deliver content on demand;

•	measure and aggregate individual results, assess program effectiveness and refine profiles and learning plans;

•	quantify learning outcomes as they relate to business goals;

•	integrate the knowledge exchange with other enterprise applications; and

•	implement and manage a wide range of eCommerce processes.

Docent Enterprise, combined with the services which we render in conjunction with Docent Enterprise, was our only source of revenue for 1999, and 2000, and the majority of our revenue for 2001.

In October 2001, we acquired gForce Systems, Inc. (“gForce”) which provides a software technology platform for rapidly repurposing and accessing documents created in commonly available desktop authoring tools such as Microsoft PowerPoint. The gForce product suite, since renamed Docent Exchange™, enables our customers to:

•	provide access to knowledge through forums and topics of relevancy rather than through a traditional structured course catalog;

•	control access to a variety of content file types through assigned rights and subscription update technology;

•	promote collaboration among groups of individuals accessing similar topics or knowledge;

•	rapidly repurpose documents such as PowerPoint presentations without having to learn a new authoring tool; and

•	easily add audio and video annotation to existing PowerPoint presentations.

Strategy

Our objective is to enhance our position as a provider of enterprise knowledge exchange solutions by continuing to build our customer base and content partner relationships in close alignment with each other. The key elements of our strategy include:

Leverage direct sales force and strategic partnerships.    Historically, our revenue was generated through our direct sales efforts, with an increasing proportion of our revenue being influenced by our relationships with global solutions integrators. We plan to continue to maintain our direct sales force, both domestically and internationally. In addition, we intend to increase the revenue generated by our relationships with strategic partners and global solutions integrators. We intend to work with these parties to accelerate the growth of our global operations, provide additional customer implementation capabilities, and expand our customer base.

Penetrate new and existing functional and vertical markets.    To date, we have focused our efforts primarily on the sales, service and support organizations within the technology, telecommunications, financial and business services, manufacturing, retail, and life sciences industries. We are expanding the use of our products and services to include additional applications for the extended enterprise, including, for example, providing compliance and certification programs for our customers, resellers and business partners. In addition, we believe there are significant opportunities to further penetrate our existing vertical markets and service new industries.

Expand our presence in Japan.    Our marketing efforts primarily have been focused in North America and selected countries in Europe. We believe that there are also significant opportunities for our solutions in Japan. We plan to further invest in our Japanese presence in order to take advantage of these opportunities and others as appropriate.

Continue to enhance our products and services capabilities.     We plan to continue to enhance the features and functions of our products and services. In particular, we plan to focus on enhancing our capabilities in managing a wide variety of knowledge objects, tailoring content to individual participants, managing individual and organizational effectiveness, and data analysis.

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

Products and Services

Docent Enterprise™

Docent Enterprise™ consists of four tightly integrated components: Docent Learning Management Server™, Docent Content Delivery Server™, Docent Desktop™ and Docent Mobile™.

•
Docent Learning Management Server™ is the primary system that interfaces with users for learning management and registration and has been designed to allow a customer to easily change workflow, add new capabilities and customize the “look and feel” of their knowledge exchange;

•	Docent Content Delivery Server™ consists of a rules-based engine that assembles and presents content files to participants on demand based on their interaction with the knowledge exchange platform;

•
Docent Desktop™ assists content creators in authoring or converting courseware for deployment to the Docent Content Delivery Server. Docent Desktop allows a content creator to build a graphical outline of its courseware and populate it by importing existing files or creating new content by launching the third party editor of their choice, such as Microsoft Word or Macromedia DreamWeaver; and

•
Docent Mobile™ provides the capability for users to download content from a Docent Content Delivery Server and then continue to use the content after they have disconnected from their network and resynchronize data and results after they reconnect to their servers.

Docent Exchange™

Docent Exchange™, the recently acquired gForce product line, consists of seven tightly integrated components: Author, Studio, Test, Publisher, Manager, Server and Exchange.

•	Author allows subject matter experts to add voice and video annotation to presentations prepared in Microsoft PowerPoint;

•	Studio provides a complete environment to enhance the quality of audio and video annotation created in an office environment;

•	Test allows content authors to add tests or quizzes to published content and track the results on a student-by-student basis;

•
Publisher provides workflow and publishing tools to incorporate any Web-accessible training material into tailored learning maps for diverse populations, including contextual linking of supporting learning resources;

•	Manager offers browser-based reporting on content utilization metrics;

•	Server is a powerful open-architecture XML-based learning content delivery engine that supports a wide variety of content and media types over a variety of delivery bandwidths; and

•
Exchange provides a knowledge exchange portal for users allowing access to content based on forums, topics, or areas of relevancy along with user-to-user collaboration tools such as links to experts and ratings feedback.

Professional Services

Our professional services organization offers our customers, implementation, training, hosting and support and maintenance services. Our implementation services assist our customers with integration, content customization and system administration. We provide customized training through interactive classes and online learning activities to meet the needs of our customers and business partners. Our hosting and Application Service Providing (“ASP”) services provide our customers with the ability to implement our solutions without impacting their information technology (commonly known as IT) resources. Our hosted and ASP offerings includes a hosted technology infrastructure, Docent application support and continuous management of the hosted services. Support services are available by e-mail, fax, or telephone, both during normal business hours and on an extended coverage basis. Finally, maintenance services are provided on an annual contract basis, which includes all software updates, bug fixes, additional documentation or patches released during the contract period.

Revenue from Customers

In 2001 and 2000, no customers accounted for 10% or more of our total revenue. In 1999, sales to Young & Rubicam accounted for 27% of our total revenue.

Strategic Relationships

We have entered into a number of strategic relationships to market and implement our eLearning solutions. These relationships and alliances are a fundamental element of our strategy to expand the delivery of our products and services and enter new markets. Our strategic relationships are centered on establishing close alliances with global solutions integrators and encouraging them to create practices centered on the implementation of Docent’s knowledge exchange solutions. We are not presently dependent on our relationships with our strategic partners for the majority of our revenue. However, our business model anticipates that our revenue will become increasingly dependent on the success of our strategic partners. The following is a list of some of our existing strategic partner relationships:

Accenture.    We have an alliance agreement with Accenture. The alliance agreement provides for the submission of joint proposals to potential clients. These proposals may include subcontracting of our services to Accenture, or Accenture subcontracting their services to us. In accordance with the terms of the alliance agreement, we have also granted Accenture a non-exclusive, non-transferable and royalty-free license to use our products to assist Accenture in connection with its consulting activities with its clients when such activities support the marketing and licensing of products to other third parties. The alliance agreement is for an initial term of three years, terminating on March 31, 2003, with either party being able to terminate the agreement without cause on 60 days notice. Concurrent with the alliance agreement, we entered into a consulting services agreement with Accenture pursuant to which we committed to purchase at least $1.4 million of consulting services from Accenture prior to April 1, 2003.

PriceWaterhouseCoopers (PwC Consulting).    We have an alliance agreement with PwC Consulting, or PwC. The alliance agreement provides for the submission of joint proposals to potential clients. These proposals may include subcontracting of our services to PwC, or PwC subcontracting their services to us. We have granted PwC Consulting a non-exclusive, non-transferable and royalty-free license to use our products to assist PwC in connection with its consulting activities with its clients when such activities support the marketing and licensing of products to other third parties. Our agreement with PwC is for one year, automatically renewing each June 30th for successive one year terms unless either party gives written notice of its intention to terminate the agreement.

We are also in an alliance with PwC relating to its Business to Employee Initiative (“B2E Initiative”). The B2E Initiative is intended to develop an integrated solution set of software applications for enabling access for a company’s employees to all applications necessary to do their work, and having at its core a enterprise-wide portal through which employees interact with each other and with external service providers and other sources of information. Our product is the eLearning software application in the integrated solution set, and will be marketed and sold as a component of the solution set. We have granted PwC a non-exclusive, non-transferable and royalty-free license to use our products to assist PwC in connection with its B2E Initiative. The B2E Initiative alliance agreement is for an initial term of one year, terminating on September 28, 2002 subject to mutual renewal. As part of the alliance agreements, we have committed to a co-marketing fund with PwC, this fund will be used to joint market Docent and PwC products and services. As of December 31, 2001, we are committed to contribute $695,000 during 2002 to the co-marketing fund.

Deloitte Consulting.    We have an alliance agreement with Deloitte Consulting, or Deloitte. The alliance agreement provides for the submission of joint proposals to potential clients. These proposals may include subcontracting of our services to Deloitte, or Deloitte subcontracting its services to us. In accordance with the terms of the alliance agreement, we have also granted Deloitte a non-exclusive, non-transferable and royalty-free license to use our products to assist Deloitte in connection with its consulting activities with its clients when such activities support the marketing and licensing of Docent Enterprise to other third parties. The alliance agreement is for an initial term of one year, terminating on September 25, 2002, with either party being able to terminate the agreement without cause on 90 days notice.

Cap Gemini/Ernst & Young (CGEY).    We have an alliance agreement with Cap Gemini/Ernst &Young, or CGEY. The alliance agreement provides for the submission of joint proposals to potential clients. These proposals may include subcontracting of our services to CGEY, or CGEY subcontracting its services to us. In accordance with the terms of the alliance agreement, we have also granted CGEY a non-exclusive, non-transferable and royalty-free license to use our products to assist CGEY in connection with its consulting activities with its clients when such activities support the marketing and licensing of Docent Enterprise to other third parties. The alliance agreement is for an initial term of one year, terminating on June 27, 2002.

Resale and service partnerships.    We also have resale and service partnerships with a variety of regional resale and service providers, such as Hewlett Packard Education and General Physics eLearning. Our reselling and service partners may sublicense Docent Enterprise as a component of their eLearning solution. These partners receive a percentage of the revenue received from each resale and service transaction. Our agreements with our resale and service providers typically have an original term of one to three years, terminable earlier with or without cause on 60 to 90 days notice.

Marketing and Technology alliances.    We have established a number of marketing and technology alliances that help provide multiple benefits, including joint sales calls, trade show promotions, marketing activities and promotions, access to technologies and joint press releases. These marketing alliances enhance brand awareness and increase demand our products. Our marketing alliance agreements typically have an original term of one year, terminable earlier with or without cause on 60 days notice. Our technology alliances improve our reputation in the industry by allowing us to provide our customers with a more comprehensive solution. Our technology alliance agreements are typically for an original term of one year, terminable earlier with or without cause on 60 days notice.

Technology, Research and Development

Our solutions are designed on a standards-based, open and scalable architecture, are Web-based and are accessible by users through standard Web browsers. As a result, our infrastructure supports large numbers of individual users and organizations across a global geographic distribution within a single knowledge exchange. The architecture has been designed to allow for content and results from multiple departments to be aggregated easily and delivered to anyone using a variety of Internet appliances. Our Web-based architecture does not require additional software to be installed and maintained on each user’s computer or other Internet devices. This allows knowledge exchanges to reach a diverse set of internal and external participants with minimal deployment and maintenance costs. Furthermore, the user profiles, assessment results, detailed course statistics and other types of user activity data are tracked in a central database in order to analyze usage and participant behavior patterns.

Our research and development expenses are funded by the proceeds of our debt and equity financings, as well as by our revenue. All of our research and development expenditures are expensed as incurred. These expenses were approximately $11.9 million for the year ended December 31, 2001; approximately $6.6 million for the year ended December 31, 2000; and approximately $3.0 million for the year ended December 31, 1999. Our efforts and expenditures in research and development are devoted to enhancing the functionality of our existing products, Docent Enterprise and Docent Exchange, which are currently being shipped.

Our solutions are designed to support leading relational database management systems, including Oracle and Microsoft SQL Server. We support multiple operating systems and hardware configurations to meet the different needs of our customers. Our software incorporates third party software in addition to code which we have developed ourselves. Server applications are based on standard Web server technology and are implemented in Java or C++ with native connectivity to both the Web server and the database. The multi-tier architecture connects browser-based applications to application servers and databases through an enterprise local area network, wide area network, Intranet or a secure Internet connection. Our technology performs messaging between clients and the application engine in real time over TCP/IP and makes database connections through native or ODBC database interfaces. Key features of our technology include:

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

Multiple Simultaneous Cultures.    Our solutions have been designed to allow support for multiple simultaneous cultures from a single instance of the Docent application. This includes such features as the support for multiple simultaneous languages (both single- and double-byte) from a single application server as well as the support of multiple currencies in a single system.

Ease of implementation.    Our solutions have been designed to be easily tailored to an organization’s business environment. This has been accomplished through the use of our “application file” architecture which includes HTML tags, SQL database queries and standard scripting language statements in ordinary text files. A standard system can be quickly and easily deployed using automated installation scripts.

Standards-based open architecture.    Our application servers run in both the Windows NT and UNIX environments, using standard Web servers from Microsoft, Netscape, Apache and others, and relational databases from Microsoft or Oracle. We provide direct connections to industry standard databases and Web servers. Our platform can be accessed from any HTML 2.0+ compliant Internet browser without requiring any plug-ins, applets or client-side software, including from platforms such as Macintosh OS and Linux. Our solution infrastructure is based on standard Internet architectures and protocols. We support standards activities in the learning management arena, and our system is one of the few certified as compliant with the Aviation Industry CBT Committee (AICC) AGR-010 Internet-based course management interface standard. We are also in conformance with the United States Department of Defense (DOD) Advanced Distance Learning (ADL) initiative’s Sharable Courseware Object Reference Model (SCORM) version 1.2 specifications, and the IMS metadata tagging version 1.0 specification.

Remote and wireless operations.    Our solutions provide a number of capabilities to allow for remote and wireless operations. These include hybrid Web/CD-ROM deliverables that enable organizations to make more effective use of limited network bandwidth. Our Docent Mobile component allows users to download content for use while disconnected from the Internet or an intranet and to synchronize results upon reconnection. Our technology platform also allows us to deliver knowledge exchange solutions through non-traditional devices such as WebTV, wireless modem-equipped Palm or other wireless personal data assistant devices and browser-equipped cellular telephones.

Sales and Marketing

We focus our marketing efforts on educating potential knowledge exchange members, generating new sales and partnership opportunities, and creating awareness for our knowledge exchange solutions. To reach our knowledge exchange constituents, we conduct a variety of marketing programs including trade shows, seminars, Web marketing programs, advertising, press relations and industry analyst programs. To help our constituents and resellers successfully create, market and maintain their knowledge exchange, we have an extensive set of marketing programs which include the “Powered by Docent” branding, lead exchange, co-marketing and technical and sales training programs. We also host regularly scheduled networking programs to facilitate communication among content providers, and resellers. In addition, we provide marketing services to assist our customers in creating highly targeted marketing plans to launch their comprehensive online learning programs, or knowledge exchange solutions.

We market and sell our solutions and related services primarily through our direct sales force in the United States, Europe, and Japan. Outside of the United States, Europe, and Japan we rely heavily on our international partners. To date, we have focused our sales efforts on enterprise-class organizations in the technology, telecommunications, financial and business services, resources, manufacturing, retail, and life sciences industries and on commercial content providers. Our sales efforts are directed at executive level decision makers within corporate learning, human resources, sales, and customer support and customer education organizations. We have four sales offices in the United States, one sales office in Japan, one sales office in The Netherlands, one sales office in France, one sales office in Germany, one sales office in the United Kingdom, and one sales office in Sweden. As of February 28, 2002, we had 98 employees in our sales and marketing departments.

During the year ended December 31, 2001, we realized $6.9 million, or approximately 24%, of our revenue from our European sales. In fiscal year 2000, we realized $1.1 million, or approximately 9.6%, of our revenue from our European sales. In fiscal year 1999, we did not derive any revenues from foreign operations. These amounts are attributable to our revenue on the basis of direct billing to the customer at the customer’s location.

Competition

The market for knowledge exchange and eLearning is intensely competitive, subject to rapid technological change and significantly affected by new product introductions and activities of other industry participants. The knowledge exchange and eLearning market is highly fragmented with many competitors, and no single company accounts for a dominant market share. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any one of which could harm our business. Although we believe that we offer one of the most comprehensive knowledge exchange platforms, we encounter, or could encounter, competition with respect to different aspects of our solution from a variety of companies, including:

•	companies which provide software and services to address specific components of knowledge exchange platform solutions;

•	companies that sell online and traditional learning materials over the Internet;

•	existing or potential customers or partners who develop in-house solutions, including traditional learning programs which are classroom-based and led by instructors; and

•	enterprise software vendors who could develop their products to include learning content.

The boundaries between the different areas in which these groups of competitors compete are permeable. Competitors who are categorized in one area may have or may develop products or services which compete with us in other areas. Companies that compete with particular aspects of our solutions include: Click2Learn, IBM MindSpan (Lotus LearningSpace), Pathlore, Plateau, Saba Software, SAP, Smartforce, ThinQ and WBT Systems, among others. We expect additional competition from other established and emerging companies as the market for knowledge exchange solutions evolves. Some of our current or potential competitors have longer operating histories and significantly greater financial, technical, marketing and other resources than we do. Therefore, they may be able to respond more quickly to new or changing opportunities, technologies and customer requirements. Also, many current and potential competitors have wider brand recognition and more extensive customer bases that could be leveraged, thereby gaining market share to our detriment.

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

Intellectual Property Rights

Our success and ability to effectively compete is dependent on our ability to develop and maintain the proprietary aspects of our technology and operate without infringing on the intellectual property rights of others. We rely on a combination of trademark, trade secret and copyright law and contractual restrictions to protect the proprietary aspects of our technology. These legal protections afford only limited protection for our technology. We seek to protect the source code for our software, documentation and other written materials under trade secret and copyright laws. We license our software pursuant to signed license or “shrink wrap” agreements, which impose restrictions on the licensee’s ability to use the software. Finally, we seek to avoid disclosure of our intellectual property by requiring employees and consultants with access to proprietary information to execute confidentiality agreements with us and by restricting access to our source code. Due to rapid technological change, we believe factors such as the technological and creative skills of our personnel and new product developments and enhancements to existing products are more important to establishing and maintaining a technology leadership position than the various legal protections of our technology.

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

Currently, third parties have registered Docent or a variant as a trademark in the United States and in some other jurisdictions outside the United States for use with goods or services which could be construed to overlap those offered by Docent. Although these third parties have not initiated formal infringement proceedings or any other formal challenges to Docent’s use of the Docent trademark, any claims, with or without merit, could cause costly litigation that could consume significant management time. Although our application to register Docent as a trademark in the United States for particular goods and services has been allowed and will proceed to registration once a statement of use is filed, we may not be able to register Docent as a trademark in some countries, including the United States, for use with other goods or services due to existing registrations of third parties. As a result, we may choose not to use Docent as a trademark in one or more of these countries in connection with some of our products or services. A third party has claimed that courses offered on our website allegedly infringe on its patent. Although this third party has offered us the ability to license this patent, it has not yet disclosed the terms for the license. If this third party’s claim for infringement and its patent are valid, we may be required to license the patent on terms that may or may not be favorable or be forced to alter our website or our software product which is the subject of the patent, either of which results may adversely affect our revenue.

We obtain the content for many of the courses delivered with our solutions from outside content providers and also receive the right to resell this content to other customers. It is possible that the use of this content may subject us to the intellectual property claims of third parties. Although we seek indemnification from our content providers to protect us from these types of claims, we may not be fully protected from extensive damage claims or claims for injunctive relief. In addition, our content providers may assert that some of the courses we develop under contract with other customers may improperly use their proprietary content. Our involvement in any litigation to resolve intellectual property ownership matters would require us to incur substantial costs and divert management’s attention and resources. If we became liable to third parties for infringing their intellectual property rights, we could be required to pay substantial damages. In order to continue marketing our products, we may be required to develop noninfringing intellectual property, obtain a license or cease selling the products that contain the infringing intellectual property, each of which may cause us to incur significant costs and expenses. Furthermore, we may be unable to develop noninfringing intellectual property or to obtain a license on commercially reasonable terms, if at all. In this event, if the intellectual property was a trademark, we could be required to cease using a trademark which could involve a loss of goodwill, as well as the possibility of a damage award and a temporary disruption during a transition to other trademarks.

Employees

As of February 28, 2002, we had 224 employees. Of these employees, 98 were engaged in sales and marketing, 57 in research and development, 40 in professional services, and 29 in general and administration. Our future success depends on our ability to attract and retain highly qualified technical, sales and senior management personnel.

None of our employees are represented by a labor union or collective bargaining agreement. We have not experienced any work stoppages and consider our relations with our employees to be good.

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

We have experienced losses in each quarter since our inception and expect losses through fiscal year 2002. We incurred net losses of $60.9 million in fiscal 2001, $64.7 million in fiscal 2000, and $18.7 million in fiscal 1999. Our accumulated deficit as of December 31, 2001 was $164.4 million. We expect that our research and development expenses will increase. In addition, we plan to make significant investments in developing relationships with current and potential knowledge exchange constituents and with strategic partners. If we do not realize the revenue that we anticipate from these investments, we may never achieve profitability.

Fluctuations in our quarterly revenue and other operating results may cause our stock price to decline.

We believe that quarter-to-quarter comparisons of our revenue and other operating results are not meaningful and should not be relied on as indicators of our future performance. As a consequence of quarterly revenue fluctuations our financial results may fall short of the expectations of investors. If this occurs, the price of our common stock would likely drop. In order to promote future growth, we expect to continue to expend significant sums in all areas of our business. Because the expenses associated with these activities must be incurred well in advance of our generating revenue from these activities, we may be unable to reduce spending quickly enough to offset any unexpected shortfall in revenue growth or any decrease in revenue levels. As a result, our revenue and other operating results will likely vary significantly from quarter to quarter. These variances may cause our stock price to fluctuate.

Our direct sales cycle is lengthy and requires considerable investment with no assurance of when we will generate revenue from our efforts, if at all.

The period between our initial contact with a potential customer and that customer’s purchase of our products and services typically extends from six to eight months. The delay or failure to complete sales in a particular quarter could reduce our revenue in that quarter, as well as subsequent quarters over which revenue for the sale would likely be recognized. If our sales cycle unexpectedly lengthens in general or for one or more large orders, it would negatively affect the timing of our revenue and our revenue growth would be harmed. To successfully sell our products and services, we generally must educate our potential customers regarding the use and benefits of our products and services, which can require significant time, capital and other resources.

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

We have generated only limited revenue from content providers.

We may never generate meaningful royalty revenue from content providers. Our ability to provide content to our enterprise customers depends in large part on our content providers’ willingness and ability to frequently update course material, develop new content as the underlying subject matter changes and customize generic content. In order for us to generate significant revenue, the content providers must also provide content that has widespread appeal.

We must generate significantly more revenue from our resellers to be successful and achieve profitability.

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

Our Docent Enterprise software products and services have accounted for substantially all of our revenue and this situation is expected to continue for the foreseeable future. Consequently, a decline in the price of, or demand for, the Docent Enterprise products or services, or their failure to achieve broad market acceptance, would seriously harm our business.

If we lose key personnel, or are unable to attract and retain additional management personnel, we may not be able to successfully grow and manage our business.

We believe that our future success will depend upon our ability to attract and retain our key management personnel. These employees are not subject to employment contracts. We may not be successful in retaining our key employees in the future or in attracting and assimilating replacement or additional key personnel. Any failure in retaining and attracting management personnel may impair our ability to rapidly grow and manage our business.

Difficulties we may encounter in managing our growth could adversely affect our results of operations.

We have experienced a period of rapid and substantial growth of our business, followed by a period of rapid and substantial downsizing of our workforce. These periods have placed a serious strain on our managerial, administrative and financial personnel and our internal infrastructure. To manage the changes these periods of expansion of our business and contraction of our personnel have brought to our operations and personnel, we will be required to improve existing and implement new operational, financial and management controls, reporting systems and procedures. We may not be able to install adequate management information and control systems in an efficient and timely manner and our current or planned personnel systems, procedures and controls may not be adequate to support our future operations. If we are unable to manage further growth effectively, we will not be able to capitalize on attractive business opportunities.

Intense competition in our market segment could impair our ability to grow and to achieve profitability.

The market for our products and services is intensely competitive, dynamic and subject to rapid technological change. We expect the intensity of the competition and the pace of change to increase in the future.

The relatively low barriers to entry in the Knowledge Exchange market will encourage competition from a variety of established and emerging companies. Competitors vary in size and in the scope and breadth of the products and services offered. Many of our competitors have longer operating histories, substantially greater financial, technical, marketing or other resources, or greater name recognition than we do. As a result, our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any one of which would seriously harm our business. Our current and potential competitors may develop and market new technologies that render our existing or future products and services obsolete, unmarketable or less competitive. Our current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with other learning solution providers, thereby increasing the availability of their services to address the needs of our current and prospective customers. We may not be able to compete successfully against our current and future competitors and competitive pressures that we encounter may seriously harm our business.

If we are unable to manage the complexity of conducting business globally, our international revenues may suffer.

International revenues accounted for approximately 24% of our revenues in fiscal 2001. We intend to expand our international presence in the future, primarily in Japan. Conducting business outside of the United States is subject to certain risks, including:

•	changes in regulatory requirements and tariffs;

•	language barriers;

•	difficulties in staffing and managing foreign operations;

•	longer payment cycles and greater difficulty in collecting accounts receivable;

•	reduced protection of intellectual property rights;

•	potentially harmful tax consequences;

•	fluctuating exchange rates;

•	price controls and other restrictions on foreign currency;

•	difficulties in obtaining import and export licenses;

•	the burden of complying with a variety of foreign laws; and

•	political or economic constraints on international trade.

We might not successfully market, sell or distribute our products and services in foreign markets, and we cannot be certain that one or more of such factors will not materially adversely affect our future international operations, and consequently, our business and future growth.

Our market is subject to rapid technological change and if we fail to continually enhance our products and services, our revenue and business would be harmed.

We must continue to enhance and improve the performance, functionality and reliability of our products and services. The software and electronic commerce industries are characterized by rapid technological change, changes in user requirements and preferences, frequent new product and services introductions embodying new technologies, and the emergence of new industry standards and practices that could render our products and services obsolete. In the past, we have discovered that some of our customers desire additional performance and functionality not currently offered by our products. Our success will depend, in part, on our ability to internally develop and license leading technologies to enhance our existing products and services, to develop new products and services that address the increasingly sophisticated and varied needs of our customers, and to respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis. If we are unable to adapt our products and services to changing market conditions, customer requirements or emerging industry standards, we may not be able to increase our revenue and expand our business.

If any of our strategic partners changes the focus of its business or fails to comply with the terms of its agreements with us, our revenue will be harmed.

Our business model is dependent on developing additional revenue through our strategic alliances with Accenture, PricewaterhouseCoopers, Deloitte Consulting and Cap Gemini/Ernst & Young.            If one or more of these companies no longer wishes to develop business in the knowledge exchange market, we will not materially benefit from our strategic alliance with that company. In addition, if one or more of these companies breaches its strategic alliance agreement with us, we may lose the potential for additional revenue. In addition, we will need to devote a substantial number of our personnel, as well as our financial resources, to developing and maintaining our relationships with these partners. Focusing our resources on these partnerships will impair our ability to develop revenues from direct sales and other sources, making us more dependent on our relationships with these partners. Therefore, if one or more of these relationships terminates, we could suffer a significant decrease in our revenue.

We outsource the management and maintenance of our hosted and ASP solutions to third parties and will depend upon them to provide adequate management and maintenance services.

We rely on third parties to provide key components of our networks and systems. For instance, we rely on third-party Internet service providers to host Docent Enterprise and Docent Exchange for customers who desire to have these solutions hosted. We also rely on third-party communications service providers for the high-speed connections that link our and our Internet service providers’ Web servers and office systems to the Internet. Any Internet or communications systems failure or interruption could result in disruption of our service or loss or compromise of customer orders and data. These failures, especially if they are prolonged or repeated, would make our services less attractive to customers and tarnish our reputation.

We depend upon continuing our relationship with third-party integrators who support our solutions.

Our success depends upon the acceptance and successful integration by customers of our products. We often rely on third-party systems integrators to assist with implementation of our products. If large systems integrators fail to continue to support our solution or commit resources to us, if any of our customers are not able to successfully integrate our solution or if we are unable to adequately train our existing systems integration partners, our business, operating results and financial condition could suffer. In addition, we cannot control the level and quality of service provided by our current and future third-party integrators.

Our products sometimes contain errors, and by releasing products containing defects our business and reputation may be harmed.

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

Third parties may claim that our current or future products or services infringe their patent, copyright, trademark or other intellectual property rights. Currently, third parties have registered Docent as a trademark in the United States and in some jurisdictions outside the United States for use with goods or services which could be construed to overlap those offered by Docent. Although these third parties have not initiated formal infringement proceedings or any formal challenges to our use of the “DOCENT” trademark, any claims, with or without merit, could cause costly litigation that could consume significant management time. In addition, another third party has claimed that course offerings on our website infringe on its patent. Although this third party has offered us the ability to license this patent, it has not yet disclosed the terms for the license. If this third party’s claim of infringement and its patent are valid, we may be required to license the patent on terms that may or may not be favorable, or be forced to alter our website or software products, either of which results may adversely affect our revenue.

We may not be able to adequately protect our intellectual property, and our competitors may be able to offer similar products and services that would harm our competitive position.

Our success depends upon our intellectual property. We rely primarily on copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions to establish and protect our intellectual property. These mechanisms provide us with only limited protection. We do not hold any patents and recently submitted our first patent application, which is currently pending. Although we hold a registered U.S. trademark for “DOCENT” in the general category of business services, the U.S. Trademark Office has thus far refused to allow us to register “DOCENT” as a trademark in the United States for use with our software due to an existing registration by a third party. As a result, Docent probably will not be registrable as a trademark in the U.S. in connection with our software. As part of our confidentiality procedures, we enter into non-disclosure agreements with our employees. Despite these precautions, third parties could copy or otherwise obtain and use our technology without authorization, or develop similar technology independently. Furthermore, effective protection of intellectual property rights is unavailable or limited in some foreign countries. Our protection of our intellectual property rights may not provide us with any legal remedy should our competitors independently develop similar technology, duplicate our products and services, or design around any intellectual property rights we hold.

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

Our revenue could decrease and our costs could increase if we fail to adequately integrate acquired businesses.

As part of our overall business strategy, we continually evaluate and may pursue acquisitions of complementary businesses or technologies that would provide additional product or service offerings, additional industry expertise or an expanded geographic presence. We may not be able to locate attractive opportunities or acquire any we locate on favorable terms. If we do acquire technologies, products, or businesses, or we form alliances with companies requiring technology investments or revenue commitments we will face a number of risks to our business. The risks we may encounter include the potential for unknown liabilities of the acquired or combined business, potentially dilutive issuances of equity securities and the incurrence of debt. In addition we may face difficulty in assimilating the acquired operations and employees, managing product codevelopment activities with our alliance partners, retaining the key employees of the acquired operation, successfully integrating the acquired technology and operations into our business and maintaining uniform standards, controls, policies, and procedures. We may also lack the experience to enter into the new product or technology markets made available by new acquisitions or alliances. Failure to manage these alliance activities effectively and to integrate entities or assets that we acquire could affect our operating results or financial condition.

In addition to the above-stated risks, under Statement of Financial Accounting Standards No. 142 (SFAS 142) “Goodwill and Other Intangible Assets”, our goodwill will not be amortized but instead reviewed at least annually for impairment. We will test goodwill for impairment using the two-step process prescribed in SFAS 142. The first step is a screen for potential impairment, while the second step measures the amount of impairment, if any. We expect to perform the first of the required impairment tests of goodwill as of January 1, 2001 in the first half of 2002. If general macroeconomic conditions continue to deteriorate, affecting our business and operating results over the long-term, we could be required to record accelerated impairment charges related to goodwill, which could adversely affect our financial results.

If we need additional financing, we may not obtain the required financing on favorable terms and conditions.

We require substantial working capital to fund our business. We have had significant operating losses and negative cash flow from operations since inception and expect this to continue for the foreseeable future. We currently anticipate that our available cash resources will be sufficient to meet our anticipated working capital and capital expenditure requirements without needing to raise additional capital for at least 12 months after the date of this filing. However, if we are unable to meet our working capital and capital expenditure requirements with the remaining proceeds from our initial public offering and from our revenue, we will need to raise additional funds earlier. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution and these newly issued securities may have rights, preferences or privileges senior to those of existing stockholders. Additional financing may not be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our products and services or otherwise respond to competitive pressures would be significantly limited.

Our facility is located near known earthquake faults, and the occurrence of an earthquake or other natural disaster could cause significant damage to our facility that may require us to cease or curtail operations.

Our facility is located in the San Francisco Bay Area near known earthquake faults and is vulnerable to damage from earthquakes. In October 1989, a major earthquake that caused significant property damage and a number of fatalities struck this area. We do not have redundant, multiple site capacity, and so are also vulnerable to damage from other types of disasters, including fire, floods, power loss, communications failures and similar events. Any damage to our facility could lead to interruptions in the services we provide to our customers and loss of customer information, and could substantially if not totally impair our ability to operate our business. The insurance we maintain may not be adequate to cover our losses resulting from disasters or other business interruptions.

Terrorism and the declaration of war by the United States against terrorism may adversely affect our business.

The recent terrorist attacks in the United States and the declaration of war by the United States against terrorism has created significant instability and uncertainty in the world which may continue to have a material adverse effect on world financial markets, including financial markets in the United States. In addition, such adverse political events may have an adverse impact on economic conditions in the United States. Unfavorable economic conditions in the United States may have an adverse effect on our financial operations including, but not limited to, our ability to expand the market for our products, obtain financing as needed, enter into strategic relationships and effectively compete in the eLearning and knowledge exchange markets.

Risks Related to Our Industry

Our revenue may decrease if use of the Web in the markets we target does not grow as projected.

The use of the Web as a means to connect enterprises and content providers, is integral to our business model. However, the use of the Web as a means of transacting business is relatively new and has been accepted by a limited number of customers in the markets we have targeted. The failure of the Web to continue to develop as a commercial or business medium or of significant numbers of enterprises and content providers to transact business and collaborate online would harm our revenue and increase our losses.

A breach of Internet commerce security measures could reduce demand for our products and services which would in turn result in a reduction in our revenue.

A requirement of the continued growth of Web-based, business-to-business electronic commerce is the secure transmission of confidential information over public networks. Failure to prevent security breaches into our products or our customers’ networks, or well-publicized security breaches affecting the Internet in general, could significantly harm our growth and revenue. Advances in computer capabilities, new discoveries in the field of cryptography, or other developments may result in a compromise or breach of the algorithms we use to protect content and transactions or our products or within our customers’ networks or proprietary information in our databases. Anyone who is able to circumvent our security measures could misappropriate proprietary and confidential information or could cause interruptions in our operations. We may be required to expend significant capital and other resources to protect against such security breaches or to address problems caused by security breaches. Concerns over the security of the Internet and other online transactions and the privacy of users may also deter people from using the Internet to conduct transactions that involve transmitting confidential information.

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

The recent growth in Web traffic has caused periods of decreased performance and if Internet usage continues to grow rapidly, the Internet infrastructure may not be able to support this growth and reliability may decline, thus impairing our operations and reducing our revenue. If outages or delays on the Internet increase in frequency or duration, overall Internet usage including usage of our products and services could grow more slowly or decline. Our ability to increase the speed and scope of our services to customers is ultimately limited by the speed and reliability of both the Internet and our customers’ internal networks. Consequently, the emergence and growth of the market for our products and services depend upon improvements being made to the entire Internet as well as to our individual customers’ networking infrastructures to alleviate overloading and congestion. If these improvements are not made, the ability of our customers to use our products and services will be hindered and our revenue may suffer.

Generally unfavorable economic conditions may cause our customers to reduce spending for new products and services, which would adversely affect our revenue.

The recent downturn in the economy has resulted in decreases in information technology spending in general. Our product and services require that our customers make a sizable initial investment in order to generate benefits from our product over time. Thus, in such an unfavorable economic environment, our enterprise customers have reduced and may further reduce the resources devoted to knowledge exchange products and services, and in particular new products and services such as ours, before they cut back on other products and services, harming our revenue to a greater degree than the revenue of companies with different products and services.

ITEM 2.    PROPERTIES

We currently lease and use approximately 38,000 square feet of office space for our headquarters in two buildings located in Mountain View, California. In addition to the Mountain View premises, in the United States we also lease sales offices in Plano, Texas; Bloomington, Minnesota; Southfield, Michigan, and Lisle, Illinois. We also lease a research and development office in Austin, TX. We also lease sales offices in The Netherlands, France, the United Kingdom, Germany, Sweden, and Japan.

As part of the 2001 restructuring programs, facilities currently under lease in Sunnyvale, California and Burlington, Massachusetts were closed. We are currently trying to sublease these facilities. The Sunnyvale, California lease expires in June 2003 and the Burlington Massachusetts expires in January 2005.

ITEM 3.    LEGAL PROCEEDINGS

From time to time, we may become involved in litigation relating to claims arising from our ordinary course of business. We believe that there are no claims or actions pending or threatened against us, the ultimate disposition of which would have a material adverse effect on us.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

PART II

ITEM 5.    MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

Our common stock is traded in the Nasdaq National Market System under the symbol “DCNT.” There were 254 holders of record of our common stock on February 28, 2002. The table below provides the quarterly high, low and closing prices, as reported by Nasdaq, since our initial public offering on September 29, 2000.

	Fiscal 2001			Fiscal 2000
	Per Share			Per Share
	High	Low	Close	High	Low	Close
First Quarter	$11.94	$2.88	$3.31	$—	$—	$—
Second Quarter	10.00	3.17	10.00	—	—	—
Third Quarter	8.22	2.07	2.07	18.31	18.31	18.31
Fourth Quarter	3.17	1.61	3.17	25.75	6.00	8.75

We did not pay any dividends in fiscal 2001 and we do not anticipate paying dividends to our stockholders in the foreseeable future.

Use of Proceeds

On September 29, 2000, we completed the initial public offering of our common stock. After deducting the underwriting discounts and commissions and the offering expenses, the net proceeds to us from the offering were approximately $92.2 million. As of December 31, 2001, the remaining proceeds of $62.8 million were held in cash and money market accounts, or invested in commercial paper, auction rate securities and municipal bonds. Uses of the proceeds have been as follows: $25.3 million was used to fund operations, $3.4 million was used in the acquisition of gForce Systems Inc., and $667,000 was used to repurchase stock.

ITEM 6.    SELECTED FINANCIAL DATA

	Years Ended December 31,
	2001	2000	1999	1998	1997
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue:
License	$15,331	$5,062	$141	$297	$335
Services and maintenance	13,680	5,889	651	244	60

Total revenue	29,011	10,951	792	541	395

Cost of revenue:
Cost of license	180	40	29	23	35
Cost of services and maintenance	13,873	9,160	1,279	750	18

Total cost of revenue	14,053	9,200	1,308	773	53

Gross profit (loss):
License gross profit	15,151	5,022	112	274	300
Service gross profit (loss)	(193)	(3,271)	(628)	(506)	42

Total gross profit (loss)	14,958	1,751	(516)	(232)	342

Operating expenses:
Research and development	11,948	6,561	2,999	2,245	653
Sales and marketing	47,242	50,963	11,920	2,513	718
General and administrative	12,991	11,117	3,230	1,473	524
Restructuring charge	6,129	—	—	—	—
In-process research and development	707	—	—	—	—

Total operating expenses	79,017	68,641	18,149	6,231	1,895

Loss from operations	(64,059)	(66,890)	(18,665)	(6,463)	(1,553)
Interest and other expense, net	(724)	(564)	(327)	(22)	(7)
Interest income	3,926	2,827	279	51	55

Loss before provision for income taxes	(60,857)	(64,627)	(18,713)	(6,434)	(1,505)
Provision for income taxes	72	63	—	—	—

Net loss	(60,929)	(64,690)	(18,713)	(6,434)	(1,505)
Dividend accretion and deemed dividend on convertible preferred stock	—	(19,069)	(1,354)	—	—

Net loss attributable to common stockholders	$(60,929)	$(83,759)	$(20,067)	$(6,434)	$(1,505)

Net loss per share attributable to common stockholders—basic and diluted	$(1.49)	$(6.35)	$(5.19)	$(2.24)	$(0.55)

Weighted average common shares outstanding	40,859	13,195	3,868	2,869	2,717

	As of December 31,
	2001	2000	1999	1998	1997
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$28,460	$92,818	$12,773	$2,968	$2,113
Short term investments	33,840	4,029	—	—	—
Working capital	56,730	90,522	9,938	1,862	1,906
Long term investments	—	18,450	—	—	—
Total assets	84,547	127,816	15,302	4,183	2,504
Notes payable and capital lease obligations, noncurrent	143	516	1,117	162	—
Convertible preferred stock	—	—	33,288	10,615	3,867
Total stockholders’ equity (deficit)	64,651	112,596	(23,330)	(8,024)	(1,700)

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND                   RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with Item 1: Business; Item 6: Selected Financial Data; and Item 8: Financial Statements and Supplementary Data.

This discussion contains forward-looking statements that involve risks and uncertainties. These statements relate to our future plans, objectives, expectations and intentions, and the assumptions underlying or relating to any of these statements. These statements may be identified by the use of words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “will” and similar expressions. Our actual results could differ materially from those discussed in these statements. Factors that could contribute to such differences include those discussed in this document such as our statement that we believe our cash will last through at least the next 12 months, that we expect to incur substantial operating losses through fiscal year 2002 and that the restructuring program is expected to save Docent approximately $8.0 million per year of cash. Except as required by law, we undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

General

We were incorporated in June 1997 to develop, market and sell eLearning products. We provide infrastructure software and related services that allow our customers to create, deploy and manage learning and knowledge exchange over the Internet.

Critical Accounting Policies and Estimates

General

Discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, we evaluate estimates, including those related to revenue, allowance for doubtful accounts, intangible assets, allowance for deferred tax assets and restructuring. Estimates are based on historical experience and on various other assumptions that management believes to be reasonable under the circumstances, these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue Recognition

Our revenue recognition policy is significant because our revenue is a key component of our results of operations. We follow very specific and detailed guidelines in measuring revenue; however, certain judgments affect the application of our revenue recognition policy. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from quarter to quarter.

Restructuring

During fiscal year 2001, we recorded significant reserves in connection with our restructuring program. These reserves include estimates pertaining to the ability to sub-lease facilities closed in Sunnyvale, California and Burlington, Massachusetts. The actual costs may differ from these estimates.

Allowance for Deferred Tax Assets

A valuation allowance is recorded to reduce all of the deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase income or reduce loss and increase shareholder’s equity in the period such determination was made.

Sources of Revenue and Revenue Recognition

We generate revenue from the sale of our products and services to enterprises, system integrators and content providers, and reseller partners. To date, we have primarily generated our license and services revenue from direct sales, and referral sales from our system integrators, to enterprise customers. The remainder of our revenue has been derived primarily from our content providers.

Enterprise customers have the option of purchasing perpetual licenses or renting time-based licenses for the Docent Enterprise™ and Docent Exchange™ software. Our perpetual licensees pay an initial fee based on the number of users and may enter into annual maintenance contracts that include the right to receive periodic unspecified upgrades, error corrections, and telephone and Web-based support. Our time-based licenses require license holders to pay a monthly fee, which is based on the number of users and includes maintenance and support. Customers with perpetual or time-based licenses may also outsource the hosting of their system on a third party’s server for a monthly fee and an initial set-up fee.

In conjunction with the licensing of our software, we offer implementation and training services. To date, most of our enterprise customer revenue has been generated by perpetual software licenses and professional services.

We typically sign multi-year royalty agreements with our content providers to deliver their content over the Web. Under these agreements, we receive a minimum annual payment and a percentage of the revenue these content providers receive in excess of the minimum payment for content which they or third parties, such as resellers or system integrators described below, provide to customers. For that minimum payment, we provide our software and application hosting. In the first year of the agreement, as part of the minimum payment, we also provide professional services such as implementation and training. During subsequent years, these services are available for an additional fee. To date, almost all of our revenue from content providers was insignificant and consisted of minimum annual payments.

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

In accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position 97-2, as amended, we recognize revenue from licensing our software if all of the following conditions are met:

•	There is persuasive evidence of an arrangement;

•	We have delivered the product to the customer;

•	Collection of the fees is probable; and

•	The amount of the fees to be paid by the customer is fixed or determinable.

For arrangements requiring customer acceptance, revenue recognition is deferred until the earlier of the end of the acceptance period or until written notice of acceptance is received from the customer. We consider all arrangements with payment terms longer than normal not to be fixed or determinable. Our normal payment terms currently range from “net 30 days” to “net 60 days.” For arrangements involving extended payment terms, revenue recognition occurs when payments are due.

For arrangements involving time-based licenses, customers pay a fee based on the number of users, and such fees include maintenance and support. Objective evidence of fair value does not exist for the related maintenance and support as maintenance and support is not offered separately for such time-based arrangements. In these cases, we recognize the entire arrangement fee ratably over the contractual maintenance and support period, which is generally one year. We have allocated the time-based license and maintenance revenue based on their relative costs.

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

We recognize revenue from fees for ongoing maintenance and support ratably over the period of the maintenance and support agreement, which is generally one year. We recognize revenue allocated to, or fees generated from, the separate selling of professional services as the related services are performed. Fees associated with hosting and ASP services, are recognized ratably over the period of the hosting agreement, which is generally one year.

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

Revenue from sales to resellers is recognized upon the receipt of a purchase order or a sales contract from the reseller and when the end customer had been identified, provided all the conditions for revenue recognition set forth above have been met. No right of return exists for these sales.

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

Stock-based compensation consists of two components. The first component is amortization of unearned stock-based compensation recorded in connection with stock option grants to our employees. This amount represents the difference between the deemed fair value of our common stock for accounting purposes on the date these stock options were granted and the exercise price of those options. This amount is included as a component of stockholders’ equity and is being amortized on an accelerated basis by charges to operations over the vesting period of the options, consistent with the method described in Financial Accounting Standards Board Interpretation No. 28. The second component is the fair value of common stock and other equity instruments issued to non-employees in exchange for services. We use the Black-Scholes pricing model to estimate the fair value of other equity instruments granted to non-employees in accordance with Emerging Issue Task Force 96-18.

History of Losses

We have incurred significant costs to develop our technology and products and to build our engineering, sales, marketing, professional services and administration departments. As a result, we have incurred significant losses since inception and, as of December 31, 2001, had an accumulated deficit of $164.4 million. We believe our success depends on increasing our customer and partner base and continually enhancing our products. We intend to continue to invest heavily in research and development, and we expect to continue to incur substantial operating losses through fiscal year 2002.

Subsequent Event

On February 12, 2002, we announced plans to reduce costs and realign resources that resulted in an approximate 20% reduction in our workforce. We expect these actions to be largely complete by March 31, 2002, and anticipates that ongoing savings from this workforce reduction should be in the range of $1.8 million to $2.2 million per quarter.

Results of Operations

Years Ended December 31, 2001, 2000 and 1999

Revenue

Total revenue increased $18.0 million, from $11.0 million in 2000 to $29.0 million in 2001. Total revenue in 2000 increased $10.2 million, from $792,000 in 1999. Total license revenue increased $10.2 million, from $5.1 million for 2000 to $15.3 million in 2001. Total license revenue in 2000 increased $5.0 million, from $141,000 in 1999. The increase in license revenue, from 2000 to 2001 was primarily attributable to an increase in the number of customers and repeat business with existing customers. The growth in our customer base is primarily due to the increased market acceptance of our product, and more business referred from our reseller partners.

The increase in license revenue from 1999 to 2000 was primarily attributable to increases in the number of customers and revenue per customer. The growth in our customer base is primarily due to increased market acceptance of our product and an increase in the number of reseller partners. The growth in revenue per customer was a reflection of the evolution of our business strategy toward focusing on larger enterprise opportunities.

Total service and maintenance revenue increased $7.8 million, from $5.9 million in 2000 to $13.7 million for 2001. Total service and maintenance revenue in 2000 increased $5.2 million, from $651,000 in 1999. The increase in service and maintenance revenue was primarily attributable to increases in the number of customers and repeat business with existing customers. To a lesser extent, the increase was due to the cumulative effect of renewals of annual maintenance agreements.

In 2001 and 2000, no customers accounted for 10% or more of our total revenue. In 1999, sales to Young & Rubicam, accounted for 27% of our total revenue.

Costs of Revenue

Cost of license revenue increased $140,000, from $40,000 in 2000 to $180,000 in 2001. Cost of license revenue in 2000 increased $11,000, from $29,000 in 1999. These increases are due to increased packaging and shipping costs associated with the growth in license revenue.

Cost of service and maintenance revenue increased $4.7 million, from $9.2 million in 2000 to $13.9 million in 2001. Cost of service and maintenance revenue in 2000 increased $7.9 million, from $1.3 million in 1999. These increases in 2001 and 2000 were primarily due to the growth in personnel in our professional services organization, and to a lesser extent, to increased use of and expenses related to third party service partners. Expenses relating to service and maintenance personnel increased $1.5 million from $6.4 million in 2000 to $7.9 million in 2001. Expenses relating to and the use of third party service partners increased $2.1 million from $2.8 million in 2000 to $4.9 million in 2001.

Expenses relating to service and maintenance personnel increased $3.8 million, from $2.6 million in 1999 to $6.4 million in 2000. Expenses relating to and the use of third party service partners increased $2.8 million from $48,000 in 1999 to $2.8 million in 2000.

Operating Expenses

Research and development.    Research and development expenses increased $5.3 million, from $6.6 million in 2000 to $11.9 million in 2001. Research and development expenses in 2000 increased $3.6 million, from $3.0 million in 1999. The increases were primarily attributable to increases in the number of research and development personnel. Expenses relating to research and development personnel increased $4.6 million, from $4.5 million in 2000 to $9.1 million in 2001. Expenses relating to research and development personnel in 2000 increased $2.0 million from $2.5 million in 1999. The increase in research and development expenses from 1999 to 2000 was also attributable to an increase in stock-based compensation. Expenses relating to stock-based compensation increased $1.3 million, from $517,000 in 1999 to $1.8 million in 2000. To date, all software development costs have been expensed in the period incurred.

Sales and marketing.    Sales and marketing expenses decreased $3.8 million, from $51.0 million in 2000 to $47.2 million in 2001. Sales and marketing expenses in 2000 increased $39.0 million, from $11.9 million in 1999. The decrease in sales and marketing expense from 2000 to 2001 is attributable to a decrease in stock-base compensation partially offset by an increase in the number of employees and locations in our sales and marketing organization. Stock-based compensation decreased $15.0 million, from $19.6 million in 2000 to $4.6 million in 2001. Expenses related to sales and marketing personnel increased $11.1 million from $25.2 million in 2000 to $36.3 million in 2001.

The increase in sales and marketing expense from 1999 to 2000 was primarily attributable to an increase in the number of employees in our sales and marketing organization and in stock-based compensation, and, to a lesser extent, increased marketing expenses. Expenses relating to sales and marketing personnel increased $19.4 million, from $5.8 million in 1999 to $25.2 million in 2000. Expenses relating to stock-based compensation increased $16.6 million, from $3.0 million in 1999 to $19.6 million in 2000. Expenses relating to marketing activities, including trade shows, promotional materials and public relations, increased $2.2 million, from $1.2 million in 1999 to $3.4 million in 2000.

General and administrative.    General and administrative expenses increased $1.9 million, from $11.1 million in 2000 to $13.0 million in 2001. General and administrative expenses in 2000 increased $7.9 million, from $3.2 million in 1999. The increase from 2000 to 2001 is primarily attributable to an increase in outside professional service fees, such as attorneys and accountants, associated with our expansion into international markets and the regulatory requirements of being a public company. Outside professional service fees increased $1.5 million, from $970,000 in 2000 to $2.7 million in 2001.

The increase in general and administrative expense from 1999 to 2000 was primarily attributable to an increase in stock-based compensation, in the number of administrative employees and in the amount of outside professional service fees. Expenses relating to stock-based compensation increased $3.9 million, from $909,000 in 1999 to $4.8 million in 2000. Expenses relating to general and administrative personnel increased $3.3 million from $1.4 million in 1999 to $4.7 million in 2000. Fees for outside professional services increased $622,000 from $348,000 in 1999 to $970,000 in 2000.

Restructuring charge.    In 2001, we implemented a restructuring program to better align operating expenses with anticipated revenues. We recorded a $6.1 million restructuring charge, which consists of $3.8 million in facility exit costs, $1.5 million in personnel severance costs, $368,000 in equipment impairments, and $399,000 in other exit costs. The restructuring program resulted in a reduction in force across all company functions of approximately 27%, or 80 employees. At December 31, 2001, we had $4.0 million of accrued restructuring costs related to monthly rent for facilities that were closed but are still under lease, employee severance payments and other exit costs. Management expects the restructuring program will save Docent approximately $8.0 million per year of cash.

Stock-based compensation.    In connection with the issuance of common stock and the granting of stock options and warrants to our employees and non-employees, we recorded stock-based compensation totaling approximately $54.2 million as of December 31, 2001. Stock-based compensation expense relating to the common stock, options and warrants was $11.2 million for 2001, $27.0 million for 2000, and $4.5 million for 1999. As of December 31, 2001, we had an aggregate of $8.3 million of deferred stock-based compensation remaining to be amortized.

In 2001, in connection with the termination of certain individuals, we accelerated the vesting on certain stock options held by them and recorded a compensation charge of $198,000 related to the re-measurement of these options at the date of termination.

Amortization of the remaining deferred stock-based compensation is expected to result in additional charges to operations as follows: $5.0 million in 2002; $2.6 million in 2003; and $702,000 million in 2004.

Acquisition

On October 16, 2001, we acquired gForce Systems, Inc. (“gForce”), a leading provider of rapid eLearning content management and delivery solutions. We acquired gForce to extend our existing product line. We accounted for the acquisition under the purchase method of accounting. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

	At October 16, 2001
Current assets		$172
Property, plant, and equipment		211
Research and development assets		707
Intangible assets subject to amortization (thirty two month weighted-average useful life):
Core technology (three year useful life)	$2,493
Developed technology (fourteen month useful life)	568
Patents (three year useful life)	148
Trade name (fourteen month useful life)	83

		3,292
Goodwill		900

Total assets acquired		5,282
Current liabilities		(3,804)
Long-term liabilities		(939)

Total liabilities assumed		(4,743)

Net assets acquired		$539

We acquired gForce by assuming liabilities of $4,743,000 and providing an advance payment of $119,000. We also incurred approximately $420,000 of acquisition costs. To settle certain gForce liabilities, we issued 499,999 shares of our common stock valued at an aggregate amount of $1,019,000. To cover any undisclosed pre-acquisition claims against gForce, of the total shares of 499,999, we placed 125,000 shares of Docent’s common stock in escrow for 18 months.

To determine the value of the developed technology, the expected future cash flow attributed to all existing technology was discounted, taking into account risks related to the characteristics and applications of the technology, existing and future markets, and assessments of the life cycle stage of technology, existing and future markets, and assessments of the life cycle stage of technology. The $707,000 assigned to research and development assets represented acquired in-process research and development (“IPR&D”) that had not yet reached technological feasibility and had no alternative future use. We wrote off these assets at the date of acquisition in accordance with Financial Accounting Standards Board Interpretation No. 4, Applicability of Financial Accounting Standards Board Statement No. 2 to Business Combination Accounted for by the Purchase Method. To estimate the value of the IPR&D, the expected cash flows attributed to the completed portion of the IPR&D were calculated. These cash flows considered the contribution of the core technology, the risks related to the development of the IPR&D and the percent complete as of the valuation date as well as the expected life cycle of the technology. Finally, the cash flows attributed to the completed portion of the IPR&D, net of the core technology contribution, were discounted to the present value to estimate the value of the IPR&D. Goodwill is determined based on the residual difference between the amount paid and the values assigned to identified tangible and intangible assets. The Company began amortizing developed technology, core technology, trademarks and patents over useful life of fourteen to thirty six months. Goodwill is not being amortized.

Interest expense, other expense, net, and interest income

Interest expense.    Interest expense decreased $80,000, from $374,000 in 2000 to $294,000 in 2001. The decrease in 2001 is due to principle payment made during the year on a note payable balance. Interest expense in 2000 increased $64,000, from $310,000 in 1999. The increase in 2000 is due to 12 months of interest expense associated with an April 1999 note.

Other expense, net.    Other expense, net, increased $240,000, from $190,000 in 2000 to $430,000 in 2001. Other expense, net, in 2000 increased $173,000, from $17,000 in 1999. The increases were attributable to state and local franchise tax.

Interest income.    Interest income increased $1.1 million, from $2.8 million in 2000 to $3.9 million in 2001. Interest income in 2000 increased $2.5 million, from $279,000 in 1999. The increases were the result of higher average cash and investments, due to proceeds from our initial public offering in September 2000.

Provision for income taxes

We incurred U.S. operating losses for all periods from inception through December 31, 2001 and therefore have not recorded a provision for U.S. income taxes. We recorded a provision for foreign income taxes of $72,000 for 2001, $63,000 for 2000 and none for 1999.

Realization of the deferred tax assets is dependent on future earnings, the timing and amount of which are uncertain. Accordingly, a valuation allowance, in an amount equal to the net deferred tax assets as of December 31, 2001 has been established to reflect these uncertainties.

As of December 31, 2001, we had net operating loss carry-forwards for federal tax purposes of approximately $93.3 million and for state tax purposes of approximately $41.4 million. These federal and state tax loss carry-forwards are available to reduce future taxable income and expire at various dates beginning in 2004, if not utilized. Utilization of the net operating losses may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

Liquidity and Capital Resources

Since inception, we have funded our operations primarily by the sale of equity securities, through which we have raised net proceeds of $172.1 million through December 31, 2001. As of December 31, 2001, we had approximately $28.9 million of cash and cash equivalents and $33.8 million of short-term investments.

Cash used in operating activities was $46.8 million in 2001, $33.1 million in 2000 and $13.0 million in 1999. The cash used during these periods was primarily attributable to net losses of $60.9 million during 2001, $64.7 million during 2000, and $18.7 million during 1999. In 2001, 2000 and 1999, these net losses included non-cash compensation charges related to various types of grants of our stock to employees and non-employees. Total expenses in relation to these grants were $11.4 million in 2001, $27.0 million in 2000 and $4.5 million in 1999.

Investment in property and equipment, excluding equipment acquired under capital leases, was $2.0 million in 2001, $3.5 million in 2000, and $611,000 in 1999. In 2001, we purchased $73.0 million of short-term investments partially offset by sales of $43.2 million of short-term investments and sales of $18.5 million of long-term investments. In 2000, we purchased $4.0 million of short-term investments and $18.5 million of long-term investments. In 1999, we did not purchase or sell short or long-term investments.

Cash used by financing activities was $2.6 million in 2001, as a result of payments on capital lease obligations and notes payable of $3.2 million. Cash provided by financing activities was $139.1 million in 2000, resulting primarily from $92.2 million in net proceeds from Docent’s initial public offering and from $45.7 million in net proceeds from the sale of convertible preferred stock. Cash provided by financing activities was $23.5 million in 1999, resulting primarily from net proceeds from the sale of convertible preferred stock and, to a lesser extent, from bank borrowings. These amounts were partially offset by payments on capital lease obligations and notes payable of in the amount of $1.1 million in 2000 and $745,000 in 1999.

At December 31, 2001, our contractual obligations and commercial commitments were as follows (in thousands):

	Payment Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years
Long term debt	$351	$351	$—	$—
Capital lease obligation	320	177	143	—
Operating leases	5,292	1,639	2,993	660
Restructuring facility payments	3,309	2,336	952	21
Accenture consulting obligation	1,368	—	1,368	—

Total contractual cash obligations	$10,640	$4,503	$5,456	$681

We currently anticipate that our available cash resources will be sufficient to meet our presently anticipated working capital, capital expenditure and business expansion requirements for at least 12 months after the date of this filing. However, we may need to raise additional funds prior to this date to support a more rapid expansion than we currently anticipate, develop new or enhanced applications and services, respond to competitive pressures, acquire complementary businesses or technologies, or take advantage of unanticipated opportunities.

Related Party

In March 2000, we entered into an alliance agreement with Accenture, which is a shareholder of ours and one of whose retired partners is a Director. The alliance agreement provides for the resale of our software products by Accenture, the submission of joint proposals to potential clients where either Docent would be subcontracting its services to Accenture or Accenture would be subcontracting its services to Docent; the alliance agreement also provides for revenue sharing. The alliance agreement is for an initial term of three years, terminating on March 31, 2003, with either party having the right to terminate the agreement without cause on 60 days’ notice. At December 31, 2001, Accenture held 793,000 shares of our common stock and had warrants to purchase an additional 2,396,000 shares at $7.52 per share. These warrants expire on March 31, 2003. Accenture’s holdings in our common stock on December 31, 2001 represented approximately 7.5% of all registered outstanding shares of our common stock.

As part of the alliance agreement, Accenture resells our software products to third party customers. In 2001, we recognized $864,000 of revenue from Accenture as part of this resale arrangement. Pricing for Accenture resale agreements represents the fair value of comparable resale agreements with our other reseller partners. In 2000, we sold to Accenture a Docent Enterprise software license for Accenture’s internal use and recognized $663,000 of associated revenue. Pricing for this internal use license represents the fair value of comparable agreements with unaffiliated third parties.

A component of the alliance agreement with Accenture is revenue sharing. When Accenture introduces Docent to prospective third party customers, Accenture is entitled to a portion of the contracted license fee, if we sell a license directly to such prospective third party customers. The negotiated revenue sharing amounts range from 10% to 30%, based on the amount of time and effort it takes to complete each sale. Our license revenue related to such sales is decreased by the revenue sharing amount due to Accenture. During 2001, we decreased our license revenue by $858,000, due to the revenue sharing agreement with Accenture. During 2000 and 1999, we did not record any Accenture revenue sharing sales. At December 31, 2001, we owed Accenture $301,000 related to license agreements signed that are subject to revenue sharing.

Docent subcontracted to Accenture $68,000 in 2001 and $11,000 in 2000 of consulting work for our third party customers. Accenture charges us its standard hourly rates for consulting. Accenture subcontracted to us consulting work for Accenture’s third party customers in the amount of $337,000 during 2001 and $60,000 during 2000. Docent charges Accenture its standard hourly rates for consulting, and records such amounts as service revenue.

Concurrent with the alliance agreement, we entered into a consulting services agreement with Accenture pursuant to which we committed to purchase a remaining amount of $1.4 million of consulting services from Accenture prior to April 1, 2003.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. The new rules require business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and goodwill acquired after this date will no longer be amortized, but will be subject to annual impairment tests. Application of non-amortization provisions of Statement 142 is not expected to result in change to results of operations in 2002, as there was no goodwill being amortized in 2001. All other intangible assets will continue to be amortized over their estimated useful lives. The Company will test goodwill generated by the gForce acquisition for impairment using the two-step process prescribed in SFAS No. 142. The first step is a screen for potential impairment, while the second step measures the amount of impairment, if any. The Company expects to perform the first of the required impairment tests of goodwill as of January 1, 2002 in the first half of 2002. Any impairment change resulting from these transitional impairment tests will be reflected as the cumulative effect of a change in accounting principle in the first half of 2002. The Company has not determined what the effect of these tests will be on its financial position or operating results.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (FAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a disposal of a segment of a business. FAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company adopted FAS 144 as of January 1, 2002 and it does not expect that the adoption of this statement will have a significant impact on the Company’s financial position and results of operations.

In November 2001, the FASB issued a Staff Announcement, Topic D-103 (The “Announcement”), which concluded that the reimbursement of “out-of-pocket” expenses should be classified as revenue in the statement of operations. This Announcement should be applied in financial reporting periods beginning after December 15, 2001. Upon application of this Announcement, comparative financial statements for prior periods should be reclassified to comply with the guidance in this Announcement. The Company currently records reimbursement of “out-of-pocket” expenses in cost of services. Effective January 1, 2002, the Company will apply this Announcement.

ITEM 7A.    Quantitative and Quantitative Disclosure About Market Risk

Market and Currency Risk

We provide our services to customers primarily in the United States and, to a lesser extent, in Europe and elsewhere throughout the world. As a result, our financial results could be affected by risks typical of an international business. These risks include, but are not limited to, changes in foreign currency exchange rates, local regulations and restrictions and political climates, weak economic conditions in foreign markets, differing tax structures and foreign currency rate volatility. Sales are primarily made in U.S. Dollars; however, as we continue to expand our operations, more of our contracts may be denominated in Euros, British Pounds, Japanese Yen and Canadian Dollars. A strengthening of the U.S. Dollar could make our products less competitive in foreign markets.

Our exposure to foreign exchange rate fluctuations also arises in part from the translation of the financial results of our foreign subsidiaries into U.S. Dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. Foreign exchange gains and losses were immaterial in 2001 and 2000. To date, we have not engaged in any foreign exchange hedging activities.

Our investments are made in accordance with an investment policy approved by our board of directors. At December 31, 2001, the average maturity of our investment securities was approximately four to five months. All investment securities had maturities of less than one year. Our interest income is sensitive to changes in the general level of U.S. interest rates. Due to the nature of our cash equivalents and investments, which are primarily money market funds, commercial paper and U.S. Government agency notes, we believe that there is no material market risk exposure.

All investments are carried at market value, which approximates cost. At December 31, 2001, all of our investments were considered available for sale securities and had maturities of one year or less. The weighted average interest rate of our portfolio was 2.5% at December 31, 2001.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Supplementary Data

The following tables set forth unaudited quarterly supplementary data for each of the years in the two-year period ended December 31, 2001.

	Fiscal 2001, Quarter Ended
	Mar 31	Jun 30	Sep 30	Dec 31
	(in thousands, except per share data)
Revenue	$7,094	$8,918	$5,995	$7,004
Gross profit	3,875	4,479	2,572	4,032
Loss from operations	(15,167)	(14,938)	(18,910)	(15,044)
Net loss	(13,837)	(14,072)	(18,308)	(14,712)
Net loss per share	(0.34)	(0.35)	(0.45)	(0.35)
	Fiscal 2000, Quarter Ended
	Mar 31	Jun 30	Sep 30	Dec 31
	(in thousands, except per share data)
Revenue	$731	$1,733	$2,863	$5,624
Gross loss	(520)	(339)	564	2,046
Loss from operations	(14,253)	(21,010)	(15,751)	(15,876)
Net loss	(14,241)	(20,758)	(15,546)	(14,145)
Net loss per share	(3.70)	(5.93)	(4.88)	(0.37)

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders,
Docent, Inc.

We have audited the accompanying consolidated balance sheet of Docent, Inc. as of December 31, 2001, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Docent, Inc. at December 31, 2001, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG LLP

San Jose, California
January 25, 2002

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of
Docent, Inc.:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of convertible preferred stock and stockholders’ equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Docent, Inc. and its subsidiaries at December 31, 2000, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PRICEWATERHOUSECOOPERS LLP

San Jose, California
January 31, 2001

DOCENT, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31,
	2001	2000
ASSETS

Current assets:
Cash and cash equivalents	$28,460	$92,818
Short term investments	33,840	4,029
Restricted cash	456	—
Accounts receivable, net of allowances for doubtful accounts of $541 at December 31, 2001 and $417 at December 31, 2000	9,992	6,945
Prepaid expenses and other current assets	2,762	1,434

Total current assets	75,510	105,226
Long term investments	—	18,450
Property and equipment, net	4,702	3,850
Goodwill	900	—
Other intangible assets, net	2,992	—
Other assets	443	290

Total assets	$84,547	$127,816

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,116	$1,386
Accrued payroll and related liabilities	3,297	1,942
Accrued liabilities	4,666	4,061
Restructuring accrual	2,996	—
Deferred revenue	6,177	6,272
Capital lease obligations, current portion	177	80
Notes payable, current portion	351	963

Total current liabilities	18,780	14,704
Restructuring accrual	973	—
Capital lease obligations	143	69
Notes payable	—	447
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 27,284 shares authorized;
no shares issued	—	—
Common stock, $0.001 par value; 66,083 shares authorized; 42,753 and 41,941 shares issued	43	42
Additional paid-in capital	238,851	239,584
Receivables from stockholders	(980)	(1,087)
Unearned stock-based compensation	(8,292)	(22,555)
Treasury stock, at cost: 295 shares in 2001 and no shares in 2000	(667)	—
Accumulated deficit	(164,435)	(103,506)
Accumulated other comprehensive income	131	118

Total stockholders’ equity	64,651	112,596

Total liabilities and stockholders’ equity	$84,547	$127,816

The accompanying notes are an integral part of these financial statements.

DOCENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years Ended December 31,
	2001	2000	1999
Revenue:
License	$15,331	$5,062	$141
Services and maintenance	13,680	5,889	651

Total revenue	29,011	10,951	792

Cost of revenue:
Cost of license	180	40	29
Cost of services and maintenance (1)	13,873	9,160	1,279

Total cost of revenue	14,053	9,200	1,308

Gross profit (loss):
License gross profit	15,151	5,022	112
Services and maintenance gross loss	(193)	(3,271)	(628)

Total gross profit (loss)	14,958	1,751	(516)

Operating expenses:
Research and development (1)	11,948	6,561	2,999
Sales and marketing (1)	47,242	50,963	11,920
General and administrative (1)	12,991	11,117	3,230
Restructuring charge	6,129	—	—
In-process research and development	707	—	—

Total operating expenses	79,017	68,641	18,149

Loss from operations	(64,059)	(66,890)	(18,665)
Interest expense	(294)	(374)	(310)
Other expense, net	(430)	(190)	(17)
Interest income	3,926	2,827	279

Loss before provision for income taxes	(60,857)	(64,627)	(18,713)
Provision for income taxes	72	63	—

Net loss	(60,929)	(64,690)	(18,713)

Dividend accretion and deemed dividend on convertible preferred stock	—	(19,069)	(1,354)

Net loss attributable to common stockholders	$(60,929)	$(83,759)	$(20,067)

Net loss per share attributable to common stockholders— basic and diluted	$(1.49)	$(6.35)	$(5.19)

Weighted average common shares outstanding	40,859	13,195	3,868

(1)  Non-cash charges for amortization of unearned stock-based compensation, acceleration of stock option vesting, issuance of options and warrants in exchange for services and issuance of common stock in exchange for services include the following:

	Years Ended December 31,
	2001	2000	1999
Cost of services and maintenance	$1,047	$802	$78

Operating expenses:
Research and development	1,318	1,836	517
Sales and marketing	4,636	19,576	3,030
General and administrative	4,428	4,801	909

Total included in operating expenses	$10,382	$26,213	$4,456

The accompanying notes are an integral part of these financial statements.

DOCENT, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except per share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Receivables from Stockholders	Treasury Stock		Unearned Stock-based Compensation	Accumulate Deficit	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount			Shares	Amount			Income	Total
Balances, December 31, 1998	10,670	$10,615	5,160	$5	$655	$(201)	—	$—	$(330)	$(8,153)	$—	$(8,024)
Issuance of Series C convertible preferred stock for cash at $1.86 per share, net of issuance costs of $16	541	834	—	—	—	—	—	—	—	—	—	—
Issuance of common stock warrants in connection with Series C convertible preferred stock financing	—	—	—	—	157	—	—	—	—	—	—	157
Issuance of Series C convertible preferred stock warrants in connection with subordinated loan and capital leases	—	—	—	—	339	—	—	—	—	—	—	339
Issuance of Series D convertible preferred stock for cash at $2.86 per share, net of issuance costs of $51	7,080	20,199	—	—	—	—	—	—	—	—	—	—
Issuance of convertible preferred stock warrants in exchange for services	—	—	—	—	1,892	—	—	—	—	—	—	1,892
Issuance of Series D convertible preferred stock upon exercise of warrant	100	286	—	—	—	(286)	—	—	—	—	—	(286)
Unearned stock-based compensation	—	—	—	—	8,466	—	—	—	(8,466)	—	—	—
Amortization of unearned stock-based compensation	—	—	—	—	—	—	—	—	1,596	—	—	1,596
Issuance of options in exchange for services	—	—	—	—	310	—	—	—	—	—	—	310
Issuance of common stock in exchange for services	—	—	126	—	736	—	—	—	—	—	—	736
Issuance of common stock for cash on exercise of options	—	—	93	—	25	—	—	—	—	—	—	25
Repurchase of unvested shares of restricted common stock	—	—	(69)	—	(8)	—	—	—	—	—	—	(8)
Accretion of Series D convertible preferred stock	—	1,354	—	—	(1,354)	—	—	—	—	—	—	(1,354)
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	(18,713)	—	(18,713)

Balances, December 31, 1999	18,391	$33,288	5,310	$5	$11,218	$(487)	—	$—	$(7,200)	$(26,866)	$—	$(23,330)

The accompanying notes are an integral part of these financial statements.

DOCENT, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except per share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Receivables from	Treasury Stock		Unearned Stock-based	Accumulated	Accumulated Other Comprehensive	Total
	Shares	Amount	Shares	Amount	Capital	Stockholders	Shares	Amount	Compensation	Deficit	Income
Balances, December 31, 1999	18,391	$33,288	5,310	$5	$11,218	$(487)	—	$—	$(7,200)	$(26,866)	—	$(23,330)
Issuance of Series E convertible preferred stock for cash at $7.52 per share, net of issuance costs of $1,777	3,719	26,613	—	—	—	—	—	—	—	—	—	—
Issuance of common stock warrants in connection with Series E convertible preferred stock financing	—	—	—	—	179	—	—	—	—	—	—	179
Issuance of Series F convertible preferred stock for cash at $7.52 per share, net of issuance costs of $675	2,600	18,761	—	—	—	—	—	—	—	—	—	—
Issuance of common stock warrants in connection with Series F convertible preferred stock financing	—	—	—	—	107	—	—	—	—	—	—	107
Issuance of Series D preferred stock upon exercise of warrant	185	—	—	—	—	—	—	—	—	—	—	—
Unearned stock-based compensation	—	—	—	—	27,016	—	—	—	(27,355)	—	—	(339)
Amortization of unearned stock-based compensation	—	—	—	—	—	—	—	—	12,310	—	—	12,310
Gross compensation expense-options to non-employees	—	—	—	—	709	—	—	—	(709)	—	—	—
Stock-based compensation on acceleration of options upon termination	—	—	—	—	363	—	—	—	—	—	—	363
Amortization of non-employee stock-based compensation	—	—	—	—	—	—	—	—	655	—	—	655
Issuance of common stock in exchange for services	—	—	169	—	1,402	—	—	—	(256)	—	—	1,146
Issuance of common stock for cash on exercise of options	—	—	1,624	2	2,118		—	—	—	—	—	2,120
Issuance of common stock for notes receivable on exercise of options	—	—	945	1	1,834	(1,834)	—	—	—	—	—	1
Issuance of common stock upon exercise of warrants	—	—	225	—	36	—	—	—	—	—	—	36
Repurchase of unvested shares of restricted common stock	—	—	(40)	—	(67)	—	—	—	—	—	—	(67)
Repayment of receivables from stockholders	—	—	—	—	—	286	—	—	—	—	—	286
Issuance of preferred stock warrants in exchange for services	—	—	—	—	12,556	—	—	—	—	—	—	12,556
Issuance of common stock warrants in exchange for services	—	—	—	—	324	—	—	—	—	—	—	324
Dividend accretion on convertible preferred stock	—	7,119	—	—	(7,119)	—	—	—	—	—	—	(7,119)
Deemed dividend on convertible preferred stock	—	—	—	—	11,950	—	—	—	—	(11,950)	—	—
Issuance of common stock in initial public offering, net of issuance costs of $9,040	—	—	9,200	9	92,150	—	—	—	—	—	—	92,159
Conversion of preferred stock to common stock upon initial public offering	(24,895)	(85,781)	24,895	25	85,756	—	—	—	—	—	—	85,781
Issuance of common stock for employee stock purchase plan	—	—	61	—	—	—	—	—	—	—	—	—
Rescission of stock options exercised	—	—	(448)	—	(948)	948	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	(64,690)	—	(64,690)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	118	118

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(64,572)

Balances, December 31, 2000	—	—	41,941	$42	$239,584	$(1,087)	—	$—	$(22,555)	$(103,506)	$118	$112,596

The accompanying notes are an integral part of these financial statements.

DOCENT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Receivables from Stockholders	Unearned Stock-based Compensation	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive
	Shares	Amount				Shares	Amount		Income	Total
Balances, December 31, 2000	41,941	$42	$239,584	$(1,087)	$(22,555)	—	$—	$(103,506)	$118	$112,596
Issuance of common stock in connection with the acquisition of gForce	500	—	1,019	—	—	—	—	—	—	1,019
Amortization of unearned stock-based compensation	—	—	—	—	11,091	—	—	—	—	11,091
Compensation expense-options to non-employees	—	—	44	—	—	—	—	—	—	44
Stock-based compensation on acceleration of options upon termination	—	—	198	—	—	—	—	—	—	198
Amortization of non-employee stock-based compensation	—	—	—	—	96	—	—	—	—	96
Reversal of unearned deferred stock-based compensation for terminated employees	—	—	(3,076)	—	3,076	—	—	—	—	—
Issuance of common stock for cash upon exercise of options	340	1	540	—	—	—	—	—	—	541
Issuance of common stock upon exercise of warrants	173	—	—	—	—	—	—	—	—	—
Repurchase of unvested shares of restricted common stock	(284)	—	(387)	107	—	—	—	—	—	(280)
Treasury stock purchased	—	—	—	—	—	(295)	(667)	—	—	(667)
Issuance of common stock for employee stock purchase plan	83	—	929	—	—	—	—	—	—	929
Net loss	—	—	—	—	—	—	—	(60,929)	—	(60,929)
Change in unrealized loss on investments	—	—	—	—	—	—	—	—	(14)	(14)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	27	27

Comprehensive loss	—	—	—	—	—	—	—	—	—	(60,916)

Balances, December 31, 2001	42,753	$43	$238,851	$(980)	$(8,292)	(295)	$(667)	$(164,435)	$131	$64,651

The accompanying notes are an integral part of these financial statements.

DOCENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Years Ended December 31,
	2001	2000	1999
Cash flows from operating activities
Net loss	$(60,929)	$(64,690)	$(18,713)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,858	978	268
Amortization of deferred interest expense	106	106	91
Amortization of intangible assets	300	—	—
Amortization of unearned stock-based compensation	11,187	12,334	1,596
In-process research and development	707	—	—
Restructuring charge	311	—	—
Acceleration of stock option vesting	198	—	—
Issuance of options in exchange for services	44	655	310
Issuance of convertible preferred stock and common stock warrants in exchange for services	—	12,880	1,892
Issuance of common stock in exchange for services	—	1,146	736
Changes in operating assets and liabilities:
Accounts receivable, net	(2,937)	(6,136)	(502)
Prepaid expenses and other assets	(1,319)	(1,191)	(406)
Accounts payable	(641)	398	713
Accrued liabilities	636	5,246	362
Restructuring accrual	3,969	—	—
Deferred revenue	(248)	5,165	607

Net cash used in operating activities	(46,758)	(33,109)	(13,046)

Cash flows from investing activities
Purchases of property and equipment	(2,641)	(3,486)	(611)
Payments for acquisition, net of cash acquired	(526)	—	—
Restricted cash	(456)	—	—
Purchases of short term investments	(73,038)	(4,029)	—
Sales of short term investments	43,212	—	—
Sales (purchases) of long term investments	18,450	(18,450)	—

Net cash used in investing activities	(14,999)	(25,965)	(611)

Cash flows from financing activities
Proceeds from issuance of common stock in initial public offering	—	92,159	—
Proceeds from issuance of convertible preferred stock, net	—	45,660	21,033
Proceeds from the exercising of common stock options and warrants, net	1,470	2,156	25
Proceeds from issuance of convertible preferred stock warrants	—	—	157
Proceeds from repayment of stockholder receivable	—	286	—
Repurchase of common stock	(280)	(67)	(8)
Treasury stock purchased	(667)	—	—
Proceeds from notes payable	—	—	3,000
Repayments of capital lease obligations	(1,579)	(77)	(8)
Repayments of notes payable	(1,572)	(998)	(737)

Net cash provided by (used in) financing activities	(2,628)	139,119	23,462

Net increase (decrease) in cash and cash equivalents	(64,385)	80,045	9,805
Cash and cash equivalents, beginning of year	92,818	12,773	2,968
Effect of exchange rate change on cash and cash equivalents	27	—	—

Cash and cash equivalents, end of year	$28,460	$92,818	$12,773

Supplemental disclosures of cash flow information
Interest paid	$190	$374	$220

Income taxes paid	$14	$—	$—

Supplemental disclosure of noncash investing and financing activities
Conversion of preferred stock to common stock upon initial public offering	$—	$85,781	$—

Receivable from stockholders in connection with issuance of common stock and convertible preferred stock	$—	$886	$286

Equipment acquired under capital leases	$283	$154	$63

Repayments of stockholder receivable in connection with the repurchase of unvested shares of restricted common stock	$107	$—	$—

Issuance of common stock in connection with the acquisition of gForce	$1,019	$—	$—

Deferred interest expense related to warrants issued in connection with subordinated loan and capital leases	$—	$—	$339

Unearned stock-based compensation	$(3,076)	$28,064	$8,466

Dividend accretion and deemed dividend on convertible preferred stock	$—	$19,069	$1,354

The accompanying notes are an integral part of these financial statements.

DOCENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Basis of Presentation

The Company is a provider of products and services that enable the exchange of knowledge within and among large enterprises and content providers. The Company’s Internet-based platform provides for the delivery of learning content online, commonly known as eLearning, and brings together the Company’s customers into a virtual marketplace with an array of value-added features, commonly known as a knowledge exchange.

2.    Summary of Significant Accounting Policies

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. On an ongoing basis, the Company evaluates estimates, including those related to revenue, allowance for doubtful accounts, intangible assets and restructuring. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents are comprised of highly liquid financial instruments consisting primarily of investments in money market funds and commercial paper, with insignificant interest rate risk and with original maturities of three months or less at the time of acquisition.

Investments

Short-term and long-term investments are stated at amounts that approximate fair value based on quoted market prices. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” management determines the appropriate classification of the debt securities at the time of purchase and re-evaluates the designation as of each balance sheet date. At December 31, 2001 and 2000, the Company classified all of the debt securities as available-for-sale pursuant to SFAS No. 115. Short-term investments consist principally of taxable, short-term money market instruments with maturities between 90 days and one year. Long-term investments have maturity greater than one year at the time of purchase.

DOCENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, the fair values of the Company’s short-term and long-term investments are as follows (in thousands):

		2001			2000
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Fair Value
Corporate notes and bonds	$14,680	$—	$—	$14,680	$46,363
U.S. government notes and bonds	9,000	—	—	9,000	—
State and local government debt	—	—	—	—	18,450
Money market funds	32,170	1	(15)	32,156	48,257

Total marketable securities	$55,850	$1	$(15)	55,836	113,070
Less cash equivalent				21,996	90,591

Total marketable investment				33,840	22,479
Less short-term portion				33,840	4,029

Total long-term investment				$—	$18,450

The cost of securities sold is based on the specific identification method. Proceeds from sales and maturities of securities available-for-sale were $43,212,000 for the year ended December 31, 2001. For the years ended December 31, 2000 and 1999, there were no proceeds from the sale and maturities of available-for-sale securities. Gross realized gains and losses were insignificant for all periods presented.

Restricted Cash

At December 31, 2001, the Company had $456,000 of restricted cash for a lease deposit on the Company’s Sunnyvale California facility.

Fair value of financial instruments

Carrying amounts of certain of the Company’s financial instruments including cash, cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities. The carrying amounts of notes payable and capital lease obligations approximate fair value based on the terms of similar borrowing arrangements available to the Company.

Risks and uncertainties

The Company is subject to all of the risks inherent in a company that operates in the intensely competitive Internet industry, providing a service which is relatively new and constantly evolving. These risks include, but are not limited to, dependence upon customer acceptance of the Internet, development of relationships with content providers, reliance on third-party software incorporated in the Company’s products and market acceptance of the Company’s products and services. The Company’s operating results may be materially affected by the foregoing factors.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash, cash equivalents, short-term investments and accounts receivable. The Company’s cash and cash equivalents are deposited with three financial institutions which, at times, may exceed federally insured limits.

DOCENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounts receivable include amounts due from customers in a wide variety of industries, primarily in the United States and Europe. The Company performs ongoing credit evaluations of its customers, does not require collateral and maintains allowances for potential credit losses when deemed necessary. To date, such losses have been within management’s expectations. At December 31, 2001, the Company had accounts receivable from one customer representing 14% of total accounts receivable. At December 31, 2000, the Company had accounts receivable from one customer representing 10% of total accounts receivable.

Revenue recognition

The Company derives its revenue from the licensing of its software, either through perpetual or time-based licenses, maintenance and support, hosting and the provision of professional services, including implementation, consulting and training.

In accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position 97-2, as amended, the Company recognize revenue from licensing its software if all of the following conditions are met:

•	There is persuasive evidence of an arrangement;

•	The Company have delivered the product to the customer;

•	Collection of the fees is probable; and

•	The amount of the fees to be paid by the customer is fixed or determinable.

For arrangements requiring customer acceptance, revenue recognition is deferred until the earlier of the end of the acceptance period or until written notice of acceptance is received from the customer. The Company considers all arrangements with payment terms longer than normal not to be fixed or determinable. The Company’s normal payment terms currently range from “net 30 days” to “net 60 days”. For arrangements involving extended payment terms, revenue recognition occurs when payments are due.

For arrangements involving time-based licenses, customers pay a fee based on the number of users, and such fees include maintenance and support. Objective evidence of fair value does not exist for the related maintenance and support as maintenance and support is not offered separately for such time-based arrangements. In these cases, the Company recognizes the entire arrangement fee ratably over the contractual maintenance and support period, which is generally one year. The Company has allocated the time-based license and maintenance revenue based on their relative costs.

For arrangements involving a significant amount of services related to installation, modification or customization of our software product, the Company recognize revenue using the percentage-of-completion method. However, where there are customer acceptance clauses, which the Company does not have an established history of meeting or which are not considered to be routine, the Company recognizes revenue when the arrangement has been completed and accepted by the customer.

For arrangements which include multiple elements, such as a product license, maintenance and support, hosting and professional services, the Company allocates revenue to all undelivered elements, usually maintenance and support, hosting and professional services, based on objective evidence of the fair value of those elements. Fair value is specific to the Company and represents the price for which the Company sells each element separately. Any amount remaining is allocated using the residual method to the delivered elements,

DOCENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

generally only the product license, and recognized as revenue when the conditions discussed above are satisfied. The Company recognizes revenue from fees for ongoing maintenance and support ratably over the period of the maintenance and support agreement, which is generally one year. The Company recognizes revenue allocated to, or fees generated from, the separate selling of professional services as the related services are performed. Fees associated with hosting and ASP services, are recognized ratably over the period of the hosting agreement, which is generally one year.

The Company recognizes revenues from fees for ongoing maintenance and support ratably over the period of the maintenance and support agreement, which is generally one year. The Company recognizes revenue allocated to, or fees generated from, the separate selling of professional services as the related services are performed.

For arrangements with content providers, the minimum fee is allocated among the separate elements, including professional services and hosting, based on the fair value of each of these elements. Any minimum royalty amount is recognized as revenue ratably over the period in which it is earned, which is generally one year. Any royalty over and above the minimum is recognized upon receipt of a revenue report from the content provider.

Revenue from sales to resellers is recognized upon the receipt of a purchase order or a sales contract from the reseller and when the end customer had been identified, provided all the conditions for revenue recognition set forth above have been met. No right of return exists for these sales.

Customer billings that have not been recognized as revenue in accordance with the above policies are shown on the balance sheet as deferred revenue.

Property and equipment

Property and equipment are stated at cost. Depreciation and amortization are generally calculated using the straight-line method over the estimated useful lives of the related assets, ranging from 3 to 5 years. Leasehold improvements and assets acquired under capital leases are amortized on a straight-line basis over the term of the lease, or the useful life of the assets, whichever is shorter. Maintenance and repairs are charged to expense as incurred, and improvements and betterments are capitalized. When assets are retired or otherwise disposed of, the cost and accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is reflected in the statement of operations for the period realized.

DOCENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangible assets

Intangible assets arose from Docent’s acquisition of gForce business and assets. The intangible assets are being amortized on a straight-line basis over periods ranging from fourteen to thirty six months and consist of (in thousands):

December 31, 2001
Developed technology	$568
Core technology	2,493
Trade name	83
Patents	148

3,292
Less: Accumulated intangible amortization	(300)

Total intangible assets, net	$2,992

Long-lived assets

The Company evaluates the recoverability of its long-lived assets, including goodwill, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” which requires recognition of impairment of long-lived assets, including goodwill, in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost of disposal. The Company had no indicators of impairment on gForce during 2001 and therefore no losses from impairment have been recognized in the financial statements.

Website Development costs

The Company accounts for Website development costs in accordance with the FASB Emerging Issues Task Force 00-2 (“EITF”), Accounting for Website Development Costs. EITF 00-2 requires all costs related to the development of websites other than those incurred during the application development stage to be expensed as incurred. Costs incurred during the application development state are required to be capitalized and amortized over the estimated useful life of the software. As of December 31, 2001, the Company has capitalized website development costs and recorded them under Other Assets.

Capitalized Software

Costs related to internally developed software and software purchased for internal use, which are required to be capitalized pursuant to Statement of Position (SOP) No. 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use,” are included in property, plant and equipment.

Research and development

Costs incurred in the research and development of new software products are expensed as incurred until technological feasibility is established. Development costs are capitalized beginning when a product’s technological feasibility has been established and ending when the product is available for general release to customers. Technological feasibility is reached when the product reaches the beta stage. To date, software development costs incurred subsequent to the establishment of technological feasibility have not been significant, and all software development costs have been charged to research and development expenses.

DOCENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Advertising

Costs related to advertising and promotion of products is charged to sales and marketing expense as incurred. Advertising expense for the years ended December 31, 2001, 2000, and 1999, were $324,000, $1.9 million, and $84,000, respectively.

Income taxes

Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to amounts expected to be realized.

Stock-based compensation

The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and Financial Accounting Standards Board Interpretation (“FIN”) No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, and complies with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Under APB No. 25, compensation expense is based on the difference, if any, on the date of grant, between the estimated fair value of the Company’s common stock and the exercise price. SFAS 123 defines a “fair value” based method of accounting for an employee stock option or similar equity investment. The pro forma disclosures of the difference between the compensation expense included in net loss and the related cost measured by the fair value method are presented in Note 10. The Company accounts for equity instruments issued to nonemployees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (“EITF”) 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

Accumulated Other Comprehensive income

At December 31, the components of accumulated other comprehensive income, reflected in the Consolidated Statements of Stockholders’ Equity, net of related taxes, are comprised of the following (in thousands):

	2001	2000
Unrealized loss on investments, net	$(14)	$—
Cumulative translation adjustment	145	118

	$131	$118

Foreign currency remeasurement and transactions

The functional currency of the Company’s foreign subsidiary is the local foreign currency. All assets and liabilities denominated in foreign currency, are remeasured at the balance sheet date exchange rate. Revenue and expenses are remeasured at the average exchange rate prevailing during the year. Translation adjustments resulting from translation of the subsidiary’s accounts are included in accumulated other comprehensive income. Foreign currency transaction gains and losses are included in the consolidated statements of operations and have not been significant.

DOCENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net loss per share

Basic and diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period, less outstanding unvested shares. The calculation of diluted net loss per share excludes potential common shares as the effect is antidilutive, due to the Company net loss in each period. Potential common shares are comprised of common stock subject to repurchase rights, incremental shares of common and preferred stock issuable upon the exercise of stock options or warrants and shares issuable upon conversion of convertible preferred stock.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

	Years Ended December 31,
	2001	2000	1999
Net loss attributable to common stockholders	$(60,929)	$(83,759)	$(20,067)

Basic and diluted shares:
Weighted average common shares outstanding	42,158	14,692	5,189
Weighted average unvested common shares subject to repurchase	(1,299)	(1,497)	(1,321)

Weighted average shares used to compute basic and diluted net loss per share	40,859	13,195	3,868

Net loss per share attributable to common stockholders—basic and diluted	$(1.49)	$(6.35)	$(5.19)

The following table sets forth potential shares of common stock that are not included in the diluted net loss per share attributable to common stockholders above because to do so would be antidilutive for the periods indicated (in thousands):

	December 31,
	2001	2000	1999
Convertible preferred stock upon conversion to common stock	—	—	18,391
Warrants to purchase convertible preferred stock	—	—	488
Warrants to purchase common stock	2,447	2,726	120
Unvested common shares subject to repurchase	495	1,762	1,006
Options to purchase common stock	7,511	5,060	2,619

	10,453	9,548	22,624

Segment reporting

Financial Accounting Standards Board Statement No. 131, “Disclosure about Segments of an Enterprise and Related Information” (“SFAS 131”) requires that companies report separately in the financial statements certain financial and descriptive information about operating segments profit or loss, certain specific revenue and expense items and segment assets. Additionally, companies are required to report information about the revenue derived from their products and service groups, about geographic areas in which the Company earns revenue and holds assets, and about major customers. The Company has one reporting segment.

DOCENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth revenue by geographic region as for the periods indicated (in thousands):

	Year Ended December 31,
	2001	2000	1999
United States	$22,074	$9,895	$792
Europe	6,911	1,056	—
Asia/Pacific	26	—	—

	$29,011	$10,951	$792

The following table sets forth long-lived assets by geographic region as for the periods indicated (in thousands):

	December 31,
	2001	2000
United States	$8,664	$22,411
Europe	361	179
Asia/Pacific	12	—

	$9,037	$22,590

No customers accounted for more than 10% of the Company’s revenue for the year ended December 31, 2001 and the year ended December 31, 2000. One customer accounted for 27% of the Company’s revenue for the year ended December 31, 1999.

Recently issued accounting pronouncements

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. The new rules require business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and goodwill acquired after this date will no longer be amortized, but will be subject to annual impairment tests. Application of non-amortization provisions of Statement 142 is not expected to result in change to results of operations in 2002, as there was no goodwill being amortized in 2001. All other intangible assets will continue to be amortized over their estimated useful lives. The Company will test goodwill generated by the gForce acquisition for impairment using the two-step process prescribed in SFAS No. 142. The first step is a screen for potential impairment, while the second step measures the amount of impairment, if any. The Company expects to perform the first of the required impairment tests of goodwill as of January 1, 2002 in the first half of 2002. Any impairment change resulting from these transitional impairment tests will be reflected as the cumulative effect of a change in accounting principle in the first half of 2002. The Company has not determined what effect of these tests will be on its financial position or operating results.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (FAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a disposal of a segment of a business. FAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier

DOCENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

application encouraged. The Company adopted FAS 144 as of January 1, 2002 and it does not expect that the adoption of this statement will have a significant impact on the Company’s financial position and results of operations.

In November 2001, the FASB issued a Staff Announcement (The “Announcement”), Topic D-103, which concluded that the reimbursement of “out-of-pocket” expenses should be classified as revenue in the statement of operations. This Announcement should be applied in financial reporting periods beginning after December 15, 2001. Upon application of this Announcement, comparative financial statements for prior periods should be reclassified to comply with the guidance in this Announcement. The Company currently records reimbursement of “out-of-pocket” expenses in cost of services. Effective January 1, 2002, the Company will apply this Announcement.

3.    Balance Sheet Components (in thousands)

	December 31,
	2001	2000
Property and equipment, net:
Computer equipment and software	$5,925	$4,103
Furniture and fixtures	1,165	862
Capitalized internal use software	740	223
Leasehold improvements	160	60

	7,990	5,248
Less: Accumulated depreciation and amortization	(3,288)	(1,398)

	$4,702	$3,850

Depreciation expense was $1,710,000, $977,000 and $268,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

	December 31,
	2001	2000
Accrued liabilities:
Accrued local franchise taxes and fees, and employee taxes	$1,094	$607
Accrued consulting services	924	923
Other accrued liabilities	2,648	2,531

	$4,666	$4,061

The following summarizes the activity related to the allowance for doubtful accounts (in thousands):

	Balance at Beginning of Year	Charges to Costs and Expenses	(1) Deductions	Balance at End of Year
Year ended December 31,2001	$417	$869	$745	$541

(1)	Represents amounts written-off as uncollectible

DOCENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    Acquisition

On October 16, 2001, we acquired gForce Systems, Inc. (“gForce”), a leading provider of rapid eLearning content management and delivery solutions. The Company acquired gForce to extend our existing product line. The Company accounted for the acquisition under the purchase method of accounting. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

	At October 16, 2001
Current assets		$172
Property, plant, and equipment		211
Research and development assets		707
Intangible assets subject to amortization (thirty two month weighted-average useful life):
Core technology (three year useful life)	$2,493
Developed technology (fourteen month useful life)	568
Patents (three year useful life)	148
Trade name (fourteen month useful life)	83

		3,292
Goodwill		900

Total assets acquired		5,282
Current liabilities		(3,804)
Long-term liabilities		(939)

Total liabilities assumed		(4,743)

Net assets acquired		$539

The Company acquired gForce by assuming liabilities of $4,743,000 and providing an advance payment of $119,000. The Company also incurred approximately $420,000 of acquisition costs. To settle certain gForce liabilities, the Company issued 499,999 shares of our common stock valued at an aggregate amount of $1,019,000. To cover any undisclosed pre-acquisition claims against gForce, of the total shares of 499,999, the Company placed 125,000 shares of Docent’s common stock in escrow for 18 months.

To determine the value of the developed technology, the expected future cash flow attributed to all existing technology was discounted, taking into account risks related to the characteristics and applications of the technology, existing and future markets, and assessments of the life cycle stage of technology, existing and future markets, and assessments of the life cycle stage of technology. The $707,000 assigned to research and development assets represented acquired in-process research and development (“IPR&D”) that had not yet reached technological feasibility and had no alternative future use. The Company wrote off these assets at the date of acquisition in accordance with Financial Accounting Standards Board Interpretation No. 4, Applicability of Financial Accounting Standards No. 2 to Business Combination Accounted for by the Purchase Method. To estimate the value of the IPR&D, the expected cash flows attributed to the completed portion of the IPR&D were calculated. These cash flows considered the contribution of the core technology, the risks related to the development of the IPR&D and the percent complete as of the valuation date as well as the expected life cycle of the technology. Finally, the cash flows attributed to the completed portion of the IPR&D, net of the core technology contribution, were discounted to the present value to estimate the value of the IPR&D. Goodwill is determined based on the residual difference between the amount paid and the values assigned to identified tangible and intangible assets. The Company began amortizing developed technology, core technology, trademarks and patents over useful life of fourteen to thirty six months. Goodwill is not being amortized.

DOCENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The results of operations of gForce from October 16, 2001 to December 31, 2001 were included in the Company’s statements of operations.

The following unaudited pro forma information represents the results of operations for the Company and gForce for the years ended December 31, 2001 and December 31, 2000, as if the acquisition had been consummated as of January 1, 2001 and January 1, 2000, respectively. This pro forma information does not purport to be indicative of what may occur in the future (in thousands, except per share amounts):

	Year Ended December 31,
	2001	2000
	Unaudited
Total Revenue	$31,444	$11,667

Net Loss attributable to common stockholders	$(74,391)	$(96,281)

Basic and diluted net loss per share attributable to common stockholders	$(1.80)	$(7.03)

5.    Restructuring Charge

In 2001, the Company implemented a restructuring program to better align operating expenses with anticipated revenues. The Company recorded a $6,129,000 restructuring charge, which consists of $3,825,000 in facility exit costs, $1,537,000 in employee severance costs, $368,000 in equipment impairment, and $399,000 in other exit costs. The restructuring program resulted in a reduction in force across all company functions of approximately 27%, or 80 employees. At December 31, 2001, the Company had $3,969,000 of accrued restructuring costs related to monthly rent for a facility that was closed in 2001, employee severance payments and other exit costs.

The following table depicts the restructuring activity during 2001(in thousands):

		Expenditures
Category	Additions	Cash	Non-cash	Balance at December 31, 2001
Vacated facilities	$3,825	$(516)	$—	$3,309
Employee severance	1,537	(1,168)	—	369
Operating assets	368	—	(311)	57
Other costs	399	(165)	—	234

Total	$6,129	$(1,849)	$(311)	$3,969

DOCENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.    Capital Leases

At December 31, 2001, the future minimum lease payments under noncancelable capital leases are as follows (in thousands):

Fiscal year ending December 31,
2002	$189
2003	106
2004	41

Total minimum lease payments	336
Less amount representing interest	(16)

Present value of capital lease obligations	320
Less current portion	(177)

Long-term portion of capital lease obligations	$143

During the years ended December 31, 2001, 2000 and 1999, the Company acquired equipment under capital leases with a cost of $283,000, $154,000 and $63,000, respectively. The accumulated amortization on these assets was $170,000, $71,000 and $12,000 at December 31, 2001, 2000 and 1999, respectively. Amortization expenses on these assets are included in depreciation expense for all periods presented.

7.    Notes Payable

In April 1999, the Company entered into a subordinated debt agreement (the “Note”) with a financing company (the “Lender”) for an amount of $3,000,000. Amounts due under the Note bears interest at 12.16%. The Note does not have covenants. Principal and interest installments are payable monthly through May 2002 and the notes are collateralized by substantially all of the Company’s assets. The Note is subject to an agreement under which borrowings under this facility are subordinated to any future borrowings from the bank.

Future payments under the Note are as follows (in thousands):

Fiscal year ending December 31, 2002	$397
Less amount representing interest	(11)
Unamortized discount	(35)

351
Less current portion	(351)

Noncurrent portion	$—

8.    Commitments and contingencies

Operating leases

The Company leases its current office facilities under noncancelable operating lease agreements with various expiration dates through 2005.

DOCENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2001, the future minimum lease payments under all noncancelable operating lease agreements excluding restructuring facility lease payments are as follows (in thousands):

Year Ending December 31,
2002	1,619
2003	1,461
2004	1,532
2005	660

Total minimum lease payments	5,272

Rent expense under operating leases for the years ended December 31, 2001, 2000 and 1999 was $4.3 million, $1.7 million, and $485,000, respectively.

Purchase commitment

As of December 31, 2001, the Company was committed to purchase a remaining amount of $1.4 million of consulting services from Accenture, prior to April 1, 2003.

Contingencies

From time to time, the Company may become involved in litigation relating to claims arising from the Company’s ordinary course of business. The Company believes that there are no claims or actions pending or threatened, the ultimate disposition of which would have immaterial adverse effect.

9.    Receivables from Stockholders

In conjunction with the purchase of 975,000 shares of common stock in June 1997 by an officer of the Company, the Company received a non recourse note for $98,000 with a twenty-year term and an interest rate of 6%.

In conjunction with the exercise of 103,000 stock options in September 1998 by an officer of the Company, the Company received a full recourse note for $103,000 with a five-year term and an interest rate of 5.54%.

In conjunction with the exercise of 945,416 stock options in the period from July 2000 through September 2000 by five officers of the Company, the Company received full recourse notes totaling $1,835,000. These notes bear interest at 6.62% per annum and have six-year terms. In December 2000, the Company cancelled $948,000 of such promissory notes in conjunction with the rescission of the exercise of options to purchase 447,916 shares of common stock with a weighted average exercise price of $2.12 per share. In accordance with EITF Topic No. D-93, “Accounting for the Rescission of the Exercise of Employee Stock Options” there was no accounting charge for the rescission.

In December 2001, $107,000 of the outstanding loans was exchanged by a former officer that left the Company in connection with the repurchase of unvested shares of restricted common stock by the Company.

10.    Stockholders’ Equity

Common stock repurchase plan

In October 2001, the Company’s Board of Directors approved a common stock repurchase program authorizing the repurchase of up to $5.0 million worth of the Company’s common stock through October 2002. Such repurchases are to be made in the open market from time to time, and can be commenced or suspended at

DOCENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

any time without prior notice. Such repurchases may be used to offset the issuance of additional shares resulting from employee stock option exercises and the sale of shares under the employee stock purchase plan. Through December 31, 2001, the Company repurchased 295,100 shares of common stock for a total purchase price of $667,000.

Preferred Stock

In September 2000, upon completion of Docent’s initial public offering, all outstanding preferred shares converted to common stock. Accordingly, all outstanding warrants to purchase preferred stock likewise became warrants to purchase common stock. As of December 31, 2001 and 2000, the Company had 27,284,000 preferred shares authorized and no shares issued. Docent’s Board of Directors has the authority to issue preferred stock in one or more series and to fix the rights, privileges and related restrictions.

Warrants for common stock

The Company issued warrants to purchase up to 10,000 shares of Series B convertible preferred stock at $1.25 per share in March 1998, in exchange for services. These warrants expire in March 2003. The Company valued the warrants using the Black-Scholes option pricing model applying an expected life of five years, a weighted average risk-free rate of 5.11%, a dividend yield of 0% and volatility of 75%. The fair value of approximately $14,000 was expensed during the year ended December 31, 1998. These warrants were still outstanding as of December 31, 2001. Effective at the time of the Company’s initial public offering these warrants have been automatically converted into the right to purchase up to 10,000 shares of common stock at $1.25 per share.

In April 1999, in connection with a loan and capital leases, the Company issued warrants to purchase up to 228,493 shares of Series C at $1.86 per share. These warrants expire on the later of 7 years from the date of the grant, or three years from the effective date of the Company’s initial public offering. The Company valued the warrants using the Black-Scholes option pricing model applying an expected life of 7 years, a weighted average risk-free rate of 5.08%, a dividend yield of 0% and volatility of 75%. The fair value of approximately $319,000 is being amortized over the term of the loan and capital leases. Amortization expense for the years ended December 31, 2001, 2000 and 1999, was approximately $106,000, $106,000 and $91,000, respectively. In June 2001, 173,437 common shares were issued upon the full exercise, via the net issuance method, of these warrants.

In March 2000, the Company issued warrants to purchase up to 2,446,932 shares of Series E convertible preferred stock to two strategic partners. These warrants were issued as inducements to sign strategic alliance agreements and have exercise prices of $7.52 per share and exercise periods of one year to three years. The warrants were valued using the Black-Scholes option pricing model applying expected lives ranging from one year to three years, weighted average risk-free interest rates ranging from 6.07% to 6.36%, a dividend yield of 0% and volatility of 75%. The fair value of approximately $12,556,000 was recognized as sales and marketing expense during fiscal 2000. On March 31, 2001, warrants to purchase 50,000 of these shares expired. Warrants to purchase up to 2,396,932 shares were still outstanding as of December 31, 2001. Effective at the time of the Company’s initial public offering the warrants have been automatically converted into the right to purchase shares of common stock at $7.52 per share.

In April 2000, the Company issued warrants to purchase up to 24,975 shares of common stock in connection with the completion of the Series E convertible preferred stock financing. The exercise price is $11.00, and the warrants expire in April 2005. The warrants were valued using the Black-Scholes option pricing model applying

DOCENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

an expected life of five years, a weighted average risk-free rate of 5.83%, a dividend yield of 0% and volatility of 75%. The fair value of approximately $179,000 has been recorded as a cost of issuance of the Series E convertible preferred stock. These warrants were still outstanding as of December 31, 2001.

In September 2000, the Company issued warrants to purchase up to 14,772 shares of common stock in connection with the completion of the Series F convertible preferred stock financing. The exercise price is $11.00, and the warrants expire in September 2005. The warrants were valued using the Black-Scholes option pricing model applying an expected life of five years, a weighted average risk free rate of 5.99%, a dividend yield of 0% and volatility of 75%. The fair value of approximately $107,000 has been recorded as a cost of issuance of the Series F convertible preferred stock. These warrants were still outstanding as of December 31, 2001.

Employee Stock Purchase Plan

On March 23, 2000, the Company’s Board of Directors adopted the 2000 Employee Stock Purchase Plan (“the ESPP”) and on July 18, 2000 the Company’s stockholders approved the ESPP. The ESPP became effective upon completion of the Company’s initial public offering on September 29, 2000. Eligible employees may authorize payroll deductions of up to 15 percent of their compensation, as defined, to purchase common stock at a price of 85 percent of the lower of the fair market value at the beginning or the end of the offering period. An offering period is 12 months, allowing for two six-month accumulation periods. Price declines, if any, will be reflected at the beginning of each six-month accumulation period and remain in effect for the next 12-month offering period. A total of 1,406,999 shares of common were available for purchase under the ESPP as of December 31, 2001. On January 1 of each year, an annual increase in the number of shares available for purchase under the ESPP shall be calculated and is equal to the lesser of (i) that number of shares such that the number of shares reserved for purchase under the ESPP (excluding all shares previously issued or to be issued under the ESPP) is four percent (4%) of the Company’s outstanding common stock as of the closing of the prior fiscal year, or (ii) a lesser amount determined by the Company’s Board of Directors. During the year 2001, 83,000 shares were purchased under the plan.

Stock Option Plans

1997 Stock Option Plan

On July 25, 1997, the Company adopted the 1997 Stock Option Plan (the “1997 Plan”). The 1997 Plan provides for the granting of stock options to employees and consultants of the Company. Options granted under the 1997 Plan may be either incentive stock options (“ISO”) or non-statutory stock options (“NSO”). ISO’s may be granted only to Company employees (including officers and directors who are also employees).Options under the 1997 Plan may be granted for periods of up to ten years and at prices no less than 100% of the estimated fair market value of the shares in the case of ISO’s and at no less than 85% of the estimated fair market value of the shares in the case of NSO’s, with the fair market value in each case calculated as of the date of grant and determined by the Company’s Board of Directors. Options are exercisable immediately, subject to repurchase options held by the Company which lapse with the options’ vesting schedule. Options generally vest over four years. The repurchase rights are exercisable at the original exercise price and in the event of voluntary or involuntary termination of the option holder’s employment with the Company. As of December 31, 2001, 2000 and 1999, 495,422, 1,762,036 and 823,400 shares of common stock, respectively, were subject to repurchase.

Effective with the Company’s initial public offering on September 29, 2000, the Company no longer grants options under the 1997 Plan.

DOCENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2000 Omnibus Equity Incentive Plan

The 2000 Omnibus Equity Incentive Plan (the “2000 Plan”) was adopted by the Company’s Board of Directors on March 23, 2000 and approved by the stockholders on July 18, 2000. The 2000 Plan provides for the direct award or sale of shares of common stock and for the grant of options to purchase shares of common stock to employees, non-employee directors, advisors and consultants. Options granted under the 2000 Plan may be either ISO’s or NSO’s. ISO’s may only be granted to Company employees. On January 1 of each year the aggregate number of options and shares that may be awarded under the 2000 Plan shall automatically increase by a number equal to the lesser of (i) five percent (5%) of the Company’s outstanding common on that date, or (ii) a lesser amount determined by the Company’s Board of Directors.

Options under the 2000 Plan have a ten-year term and in the case of ISO’s must be granted at prices no less than 100% of the fair market value of the shares on the date of grant. Options generally vest over four years.

A summary of the activity under the 1997 Plan and 2000 Plan is set forth below:

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price
Balances, December 31, 1998	683,302	1,340,335	$0.15
Additional options reserved	3,000,000	—	—
Options granted	(2,199,525)	2,199,525	0.78
Options exercised	—	(93,143)	0.27
Options canceled	827,366	(827,366)	0.22
Unvested shares repurchased	68,856	—	0.12

Balances, December 31, 1999	2,379,999	2,619,351	0.66
Additional options reserved	8,800,000	—	—
Options granted	(5,363,864)	5,363,864	3.67
Options exercised	—	(2,123,042)	1.42
Options cancelled	800,120	(800,120)	1.66
Unvested shares repurchased	39,918	—	1.72

Balances, December 31, 2000	6,656,173	5,060,053	3.38
Additional options reserved	47,856	—	—
Options granted	(4,563,200)	4,563,200	4.06
Options exercised	—	(339,633)	1.59
Options cancelled	1,773,072	(1,773,072)	4.35
Unvested shares repurchased	283,701	—	1.37

Balances, December 31, 2001	4,197,602	7,510,548	$3.65

DOCENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about stock options outstanding at December 31, 2001:

	Options Outstanding			Shares Exercisable
Exercise Price	Number of Options Outstanding (in thousands)	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price per Share	Number of Shares Exercisable (in thousands)	Weighted Average Exercise Price per Share
$ 0.10-0.99	223	7.22	$0.50	223	$0.50
$ 1.00-1.99	1,303	8.51	$1.28	919	$1.08
$ 2.00-3.99	4,254	9.15	$3.04	1,829	$3.50
$ 4.00-5.99	499	8.89	$4.80	317	$5.00
$ 6.00-7.99	750	9.31	$6.50	38	$6.54
$ 8.00-9.99	116	9.14	$8.68	2	$8.35
$ 10.00-14.99	324	8.89	$10.96	42	$11.53
$20.38	42	8.88	$20.38	13	$20.38

$ 0.10-$20.38	7,511	8.97	$3.65	3,383	$2.98

Stock Reserved for Issuance

The Company had reserve shares of common stock for future issuance as follows (in thousands):

December 31, 2001
Stock option plans	11,708
Warrants	2,447
Employee stock purchase plan	1,407

Total shares reserved for issuance	15,562

Fair value disclosures

Had compensation cost for the Company’s stock-based compensation plan been determined based on the fair value at the grant dates for the awards under a method prescribed by SFAS No. 123, the Company’s net loss attributable to common stockholders would have been increased to the pro forma amounts indicated below:

	Years Ended December 31,
	2001	2000	1999
Net loss attributable to common stockholders (in thousands):
As reported	$(60,929)	$(83,759)	$(20,067)
Pro forma	$(66,972)	$(86,256)	$(20,161)
Net loss per share attributable to common stockholders—basic and diluted:
As reported	$(1.49)	$(6.35)	$(5.19)
Pro forma	$(1.64)	$(6.54)	$(5.21)

DOCENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company calculated the value of stock-based awards on the date of grant using the Black-Scholes option pricing model with the assumptions in the following table:

	Option			Employee Stock Purchase Plan
	Year Ended December 31,			Year Ended December 31,
	2001	2000	1999	2001	2000	1999
Dividend yield	0%	0%	0%	0%	—	—
Volatility	.95	.75	0.95		—	—
Risk free interest rate	4.9%	4.54%-5.63%	4.91%-6.19%	4.9%	—	—
Expected lives of options	4 years	4 years	4 years	6 months	—	—
Weighted average fair value	$2.85	$7.12	$4.23	2.13	—	—

These pro forma amounts may not be representative of the effects on reported net loss for future years as options vest over several years and additional awards are generally made each year.

Stock-based compensation

In connection with certain stock option grants to employees during the years ended December 31, 2000 and 1999, the Company recognized approximately $27,355,000 and $8,466,000 of unearned stock-based compensation for the excess of the deemed fair value of the shares of common stock subject to such options over the exercise price of these options at the date of grant. Such amounts are included as a reduction of stockholders’ equity and are being amortized using the graded method over the vesting period of generally four years. The Company recorded stock-based compensation expense of $11,091,000, $11,971,000 and $1,596,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

Stock-based compensation expense related to equity instruments granted to consultants is recognized as earned. At each reporting date, the Company re-values any unvested equity investments using the Black-Scholes option pricing model. As a result, the stock-based compensation expense will fluctuate as the fair market value of the Company’s common stock fluctuates

The Company granted options to purchase 7,500, 102,940 and 8,425 shares of its common stock to consultants during the years ended December 31, 2001, 2000 and 1999, respectively. In 2001, the Company recorded compensation expense of $44,000 associated with these options. The Company also amortized stock based compensation of $96,000 related to options granted in 2000 and 1999.

During the years ended December 31, 2000 and 1999 the Company issued 169,459 and 125,680 shares of common stock with fair values of $1,402,000 and $736,000, respectively, in exchange for services from consultants. A total of $1,146,000 and $736,000 relating to these issuances was expensed during the years ended December 31, 2000 and 1999, respectively. The Company did not issue any common stock to consultants in 2001.

In 2001, the Company terminated the employment of certain individuals. In connection with the termination, the Company accelerated the vesting on certain stock options held by the employees and recorded a compensation charge of $198,000 related to the re-measurement of these options at the date of termination.

The Company recorded stock-based compensation expense of $12,880,000 and $1,892,000 in respect of warrants issued to consultants and strategic partners in exchange for services during the years ended December 31, 2000 and 1999, respectively.

DOCENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.    Income Taxes

The provision for income taxes for the years ended December 31, 2001, 2000 and 1999 consists of the foreign taxes incurred in profitable jurisdictions (in thousands):

	Year Ended December 31,
	2001	2000	1999
Current:
Foreign	72	63	—

	$72	$63	$—

At December 31, 2001, the Company had federal and state net operating loss carry-forwards of approximately $93,340,000 and $41,420,000 million respectively, available to offset future taxable income. The Company’s federal and state net operating loss carry-forwards will expire in the years 2004 through 2021, if not utilized.

At December 31, 2001, the Company also has federal and state research and development credit carry-forwards of approximately $740,000 and $520,000, respectively. The federal carry-forwards will expire in the years 2018 through 2021, if not fully utilized.

Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities, for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2001	2000
Net operating losses	$34,222	$19,857
Tax Credit Carry-forwards	1,206	715
Capitalized research and development	899	1,456
Deferred Revenue	1,539	2,286
Other	3,380	244

	41,246	24,558
Less valuation allowance	(41,246)	(24,558)

Net deferred tax assets	$—	$—

Realization of the deferred tax assets is dependent on future earnings, the timing and amount of which are uncertain. Accordingly, a valuation allowance, in an amount equal to the net deferred tax assets as of December 31, 2001 has been established to reflect these uncertainties. The valuation allowance increased by $16,688,000, $15,478,000 and $5,830,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

Approximately $220,000 of the valuation allowance is attributable to stock options, the benefit of which will be credited to paid-in capital when realized.

DOCENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.    Employee Benefit Plan

The Company adopted a 401(k) Profit Sharing Plan and Trust (the “401(k) Plan”) effective October 16, 1997, which is intended to qualify under Section 401(k) of the Internal Revenue Code. The 401(k) Plan allows eligible employees to contribute up to 25% of their pre-tax salary, subject to a maximum limit of $10,500 for the year ended December 31, 2001, subject to certain limitations. The 401(k) Plan provides for employer contributions at the discretion of the Board of Directors. No amounts have been contributed by the Company to the 401(k) Plan through December 31, 2001.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

On February 19, 2001, Docent, Inc. (“Docent”) dismissed PricewaterhouseCoopers LLP (“PWC”) as its independent accountants. The Audit Committee of Docent’s Board of Directors participated in and approved the decision to change independent accountants.

In connection with its audits for Docent’s two most recent fiscal years and through February 19, 2001, there have been no disagreements with PWC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of PWC would have caused them to make reference thereto in their report on the financial statements for such years.

During the two most recent fiscal years and through February 19, 2001, there were no reportable events (as defined in Regulation S-K Item 304(a)(1)(v)).

Docent engaged Ernst & Young LLP (“E&Y”) as its new independent auditors on February 22, 2001. The Audit Committee of Docent’s Board of Directors participated in and approved the decision to retain E&Y as Docent’s independent auditors. During the two most recent fiscal years and through February 22, 2001, Docent did not consult with E&Y regarding either the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on Docent’s financial statements.

PART III

ITEM 10.    MANAGEMENT

Executive Officers and Directors

The names, ages and positions of our current executive officers and directors are as follows:

Name	Age	Position
David R. Ellett	47	Chief Executive Officer and Chairman of the Board
R. Andrew Eckert	40	Chief Operating Officer and President
Arthur T. Taylor	45	Vice President and Chief Financial Officer
David Mandelkern	42	Executive Vice President, Chief Technology Officer, Secretary and Director
Dr. Shailesh S. Agarwal	40	Sr. Vice President, Engineering
Malcolm George R. Hobbs	43	Sr. Vice President, Marketing
Mary A. Egan Lorigan	41	Sr. Vice President, Worldwide Sales
Sanjay P. Dholakia	32	Vice President, Business Development
Kevin G. Hall	43	Director
Jos C. Henkens	49	Director
Ali R. Kutay	45	Director
Robert A. Lauer	58	Director

David R. Ellett, Chief Executive Officer and Chairman of the Board, joined Docent in July 1998. He has served as Chief Executive Officer since July 1998. From July 1998 to December 2001, he also served as President. He has been a member of the Board of Directors since March 1998 and Chairman of the Board since January 2002. From April 1997 to July 1998, Mr. Ellett served as Chief Operating Officer of Business Objects, Inc. From January 1994 to April 1997, Mr. Ellett served as Corporate Vice President of Worldwide Education at Oracle Corporation. In addition, Mr. Ellett spent 13 years at Electronic Data Systems, most recently as President of the Performance Service Group from 1991 to 1994. Mr. Ellett holds a B.A. degree from Southern Methodist University.

R. Andrew Eckert, Chief Operating Officer and President joined Docent in December 2001. From December 2000 until joining Docent, Mr. Eckert worked as an independent consultant. From February 1990 to December 2000, Mr. Eckert held numerous executive and director positions at Adac Laboratories. Mr. Eckert was elected a director at Adac Laboratories in April 1996 and Chairman of the Board in April 1999, and served in this capacity until December 2000. Mr. Eckert also served as Chief Executive Officer of Adac Laboratories from August 1997 to December 2000. Prior to joining Adac Laboratories, Mr. Eckert worked in the venture capital and investment banking industries with Summit Partners and Goldman Sachs, respectively. Mr. Eckert holds a B.S. degree in industrial engineering from Stanford University and a M.B.A. Stanford University.

Arthur T. Taylor, Vice President and Chief Financial Officer, joined Docent in March 2001. From August 1998 to March 2001, Mr. Taylor served as vice president, corporate treasurer and also as vice president, corporate financial planning and investor relations for 3Com Corporation. From April 1997 to August 1998, Mr. Taylor was chief financial officer for ReSound Corporation (now a member of the GN Great Nordic Group). From April 1986 to April 1997, Mr. Taylor held several management and executive management level financial positions at Allergan, Inc. Mr. Taylor received a B.S. in business administration from the University of California at Berkeley and a M.B.A. from the University of Southern California. He is also a certified management accountant (CMA).

David Mandelkern, Executive Vice President and Chief Technology Officer, co-founded Docent in June 1997. He served as President and Chief Executive Officer from January 1998 to July 1998 and has been a director since June 1997. He has also served as Chief Technology Officer from August 1998 to present. Before co-founding Docent, Mr. Mandelkern founded and served from July 1993 to June 1997 as President of AlmondSeed Software, a provider of UNIX utility software. From October 1996 to June 1997, Mr. Mandelkern was a consultant to Stanford Testing Systems, Inc., the predecessor to Docent. From February 1991 to June 1993, Mr. Mandelkern served as President and Chief Executive Officer of Talarian Corporation, a supplier of real-time networking middleware. Mr. Mandelkern holds a B.S. degree with distinction in Electrical Engineering from Stanford University and M.S. degree in Electrical Engineering from Stanford University.

Dr. Shailesh S. Agarwal, Senior Vice President of Engineering, joined Docent Inc. in October 2001. From December 1998 to October 2001, Dr. Agarwal served as Vice President of Engineering at gForce Systems Inc., an eLearning content management and delivery solutions company. From November 1997 to December 1998, Dr. Agarwal was a Principal at GlobalApps, an applications consulting company. From April 1992 to November 1997 Dr. Agarwal served in a number of engineering management positions including Vice President of Applications Programming Group and Director of Product Development at Persistence Software Inc., an application server company. Dr. Agarwal holds a Ph.D. in Electrical Engineering from Stanford University, a M.S. in Chemical Engineering from Rensselear Polytechnic Institute and a B.Tech. in Chemical Engineering from the Institute of Technology, BHU, India.

Malcolm George R. Hobbs has served as Sr. Vice President of Marketing since July 2001. From February 2001 to July 2001 Mr. Hobbs served as Sr. Vice President of Marketing for Qiva, Inc, a supply chain execution software vendor. From April 1999 to December 2000 Mr. Hobbs served as Sr. Vice President of Marketing for Sagent Technology, a data warehouse & analytic applications software vendor. From September 1997 to April 1999 Mr. Hobbs served as Vice President of Corporate Communications and Sr. Director of Global Marketing for Oracle Corporation, a database and applications software vendor. From April 1993 to March 1997 Mr. Hobbs served in various marketing management roles at Apple Computers, Inc., a personal computer manufacturer. Mr. Hobbs holds a B.A. degree from Occidental College.

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

Sanjay P. Dholakia, Vice President of Business Development joined Docent in February 2001 as Director of Corporate Business Development and was promoted to Vice President of Business Development in February 2002. From April 2000 to December 2000, he served as Director of Business Development and acting COO for a portfolio company within Walker Digital, a business incubation and intellectual property firm. From October 1997 to March 2000, Mr. Dholakia served as an Engagement Manager at McKinsey & Company, a management consulting firm. From July 1991 to June 1995, he served as a Senior Consultant at Andersen Consulting, a management and technology services organization. Mr. Dholakia holds a B.S. from the Wharton School and an M.B.A. from the Kellogg School of Management.

Kevin G. Hall has served as a member of the Board of Directors of Docent since June 1997, as a member of Docent’s compensation committee since January 1999, and as a member of Docent’s audit committee since January 2000. Since 1993, Mr. Hall has been a General Partner of Norwest Venture Partners. Prior to joining

Norwest, Mr. Hall was a Principal at BrentwoodAssociates. Mr. Hall currently serves on the board of directors of numerous privately held companies. Mr. Hall received a B.S. degree in Engineering and an M.S. degree in Engineering from Purdue University and an M.B.A. degree from Stanford University.

Jos C. Henkens has served as a member of the Board of Directors of Docent since June 1997, as a member of Docent’s compensation committee since January 1999, and as a member of Docent’s audit committee since January 2000. Mr. Henkens is a General Partner of Advanced Technology Ventures, a venture capital firm focused on emerging growth companies in the Internet, communications and healthcare industries, with which he has been associated since January 1983. Mr. Henkens currently serves on the board of directors of Actel Corporation, Credence Systems Corporation, BV, as well as a variety of other privately-held companies. Mr. Henkens holds an M.S. and B.S. in Physics from the University of Leyden, The Netherlands, an M.S. in Business Administration from the University of Delft, The Netherlands, and an M.S. in Engineering-Economic Systems and an M.B.A. from Stanford University.

Ali R. Kutay has served as a member of the Board of Directors of Docent since April 2000 and as a member of Docent’s audit committee since April 2000. Mr. Kutay is the Chairman, and Chief Executive Officer of AltoWeb, Inc., a provider of e-business infrastructure software, which he founded in December 1998. From March 1997 to October 1998 he was a director, President and Chief Executive Officer of WebLogic, Inc., a Java-based Application Server company which was merged with BEA Systems, Inc. in October, 1998. Previously he was the President and CEO of Lockheed Martin Corporation’s Commercial Software Business Unit, Formtek, from January 1990 to May 1997. Mr. Kutay currently serves on the board of directors and compensation committee of Graham Technology Solutions, Inc., a privately held company. Mr. Kutay holds a B.S. and M.S. degree in Engineering from Middle East Technical University and has completed graduate work at Carnegie Mellon University.

Robert A. Lauer joined the Board of Directors of Docent in September 2000. Mr. Lauer retired from Accenture on August 31, 2000 having most recently served as managing partner of Andersen Consulting’s eHuman Performance global line of business. During his 31-year career at Andersen Consulting, he served in numerous other managing partner leadership roles including: Global Change Management-Communications & High Tech industries ; and Americas Change Management practice. Mr. Lauer holds a B.S. degree in Industrial Engineering and an M.B.A. from The Ohio State University. He also serves on the board of directors of Pioneer-Standard Electronics, Inc. and Axentis.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this item is hereby incorporated by reference from the information under the caption “Executive Officer Compensation” contained in our definitive Proxy Statement, to be filed with the Securities and Exchange Commission no later than 120 days from the end of our last fiscal year in connection with the solicitation of proxies for our 2002 Annual Meeting of Stockholders (the “Proxy Statement”).

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference from the information under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In March 2000, we entered into an alliance agreement with Accenture, which is a shareholder of ours and one of whose retired partners is a Director. The alliance agreement provides for the resale of our software products by Accenture, the submission of joint proposals to potential clients where either Docent would be subcontracting its services to Accenture or Accenture would be subcontracting its services to Docent; the alliance agreement also provides for revenue sharing. The alliance agreement is for an initial term of three years, terminating on March 31, 2003, with either party having the right to terminate the agreement without cause on 60 days’ notice. At December 31, 2001, Accenture held 793,000 shares of our common stock and had warrants to purchase an additional 2,396,000 shares at $7.52 per share. These warrants expire on March 31, 2003. Accenture’s holdings in our common stock on December 31, 2001 represented approximately 7.5% of all registered outstanding shares of our common stock.

As part of the alliance agreement, Accenture resells our software products to third party customers. In 2001, we recognized $864,000 of revenue from Accenture as part of this resale arrangement. Pricing for Accenture resale agreements represents the fair value of comparable resale agreements with our other reseller partners. In 2000, we sold to Accenture a Docent Enterprise software license for Accenture’s internal use and recognized $663,000 of associated revenue. Pricing for this internal use license represents the fair value of comparable agreements with unaffiliated third parties.

A component of the alliance agreement with Accenture is revenue sharing. When Accenture introduces Docent to prospective third party customers, Accenture is entitled to a portion of the contracted license fee, if we sell a license directly to such prospective third party customers. The negotiated revenue sharing amounts range from 10% to 30%, based on the amount of time and effort it takes to complete each sale. Our license revenue related to such sales is decreased by the revenue sharing amount due to Accenture. During 2001, we decreased our license revenue by $858,000, due to the revenue sharing agreement with Accenture. During 2000 and 1999, we did not record any Accenture revenue sharing sales. At December 31, 2001, we owed Accenture $301,000 related to license agreements signed that are subject to revenue sharing.

Docent subcontracted to Accenture $68,000 in 2001 and $11,000 in 2000 of consulting work for our third party customers. Accenture charges us its standard hourly rates for consulting. Accenture subcontracted to us consulting work for Accenture’s third party customers in the amount of $337,000 during 2001 and $60,000 during 2000. Docent charges Accenture its standard hourly rates for consulting, and records such amounts as service revenue.

Concurrent with the alliance agreement, we entered into a consulting services agreement with Accenture pursuant to which we committed to purchase a remaining amount of $1.4 million of consulting services from Accenture prior to April 1, 2003.

PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	(1) Financial Statements. Consolidated Financial Statements under Item 8 on page 32 of this report.

(2) Financial Statement Schedules. All schedules have been omitted since they are not required, or the information required is shown in the Consolidated Financial Statements or Notes thereto.

(3) Exhibits. The exhibits are included listed under Item 14 (c) or, as indicated by the footnote, incorporated by reference into this report.

(b)	Reports on 8-K. The following reports on form 8-K are included or incorporated by reference into this report:

Report on Form 8-K filed on February 15, 2002, reduction of the Company’s workforce by 20% and departure of Vice President Corporate & Business Development.

Report on Form 8-K/A filed on February 20, 2002, reduction of the Company’s workforce by 20% and departure of Vice President Corporate & Business Development.

(c) Exhibit Index:

Exhibit #	Exhibit Name
3.1	Amended and restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company’s registration statement on Form S-1 (File No. 333-34546)).
3.2	Amended and restated Bylaws of the Company (incorporated by reference to Exhibit 3.3 to the Company’s registration statement on Form S-1 (File No. 333-34546)).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s registration statement on Form S-1 (File No. 333-34546)).
4.2	Amended and restated Investor Rights Agreement, dated August 29, 2000 (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2000).
10.1	Company’s 1997 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (No. 333-34546)).
10.2	Company’s 2000 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (No. 333-34546)).
10.3	Company’s 2000 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (No. 333-34546)).
10.4	Form of Directors’ and Officers’ Indemnification Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (No. 333-34546)).
10.5	Employment Letter from the Company to David Ellett dated February 25, 1998 (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (No. 333-34546)).
10.6
Integrator Reseller Agreement dated January 7, 2000 by and between the Company and Hewlett-Packard Company, as amended July 31, 2000 (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (No. 333-34546)).

10.7
Master Consulting Services dated April 1, 2000 between the Company and Andersen Consulting, LLP (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (No. 333-34546)).

10.8
Amended and Restated ASP Development and Hosting Agreement dated June 30, 2000 between the Company and The Richardson Company (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (No. 333-34546)).

10.9
Master Alliance Agreement dated June 30, 2000 between the Company and Andersen Consulting, LLP (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (No. 333-34546)).

10.10
Master License and Services Agreement dated June 26, 2000 between the Company and Qwest Communications (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (No. 333-34546)).

10.11
Professional Services Agreement dated June 27, 2000 between the Company and Qwest Communications (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (No. 333-34546)).

10.12
License and Co-Marketing Agreement dated May 26, 2000 between the Company (Netherlands B.V.) and FT Knowledge, Ltd (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (No. 333-34546)).

10.13
Marketing Agreement dated June 30, 2000 between the Company and Harvard Business School Publishing (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1 (No. 333-34546)).

10.14
Lease Agreement dated September 22, 1999 by and between the Company and Limar Realty Corp. #17 (incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1 (No. 333-34546)).

10.15
Lease Agreement dated February 1, 2000 by and between the Company and Connecticut General Life Insurance Company (incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1 (No. 333-34546)).

10.16
Subordinated Loan and Security Agreement dated April 23, 1999 by and between the Company and Comdisco, Inc. (incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-1 (No. 333-34546)).

10.17	Promissory Note from David Ellett to the Company (incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement on Form S-1 (No. 333-34546)).
10.18	Promissory Note from David Mandelkern to the Company (incorporated by reference to Exhibit 10.27 to the Company’s Registration Statement on Form S-1 (No. 333-34546)).
10.19
Stock Pledge Agreements dated July 9, 1997 by and between the Company and David Mandelkern and dated September 30, 1998 by and between the Company and David Ellett (incorporated by reference to Exhibit 10.28 to the Company’s Registration Statement on Form S-1 (No. 333-34546)).

10.20	Employment Letter from the Company to Arthur Taylor dated March 2, 2001 (incorporated by reference to Exhibit 10.32 to the Company’s 10-Q filed on May 10, 2001).
10.21	Sublease Agreement dated April 23, 2001 by and between the Company and Loudcloud, Inc. (incorporated by reference to Exhibit 10.33 to the Company’s 10-Q filed on May 10, 2001).
10.22	Employment Letter from the Company to Malcolm Hobbs dated July 2, 2001(incorporated by reference to Exhibit 10.31 to the Company’s 10-Q filed on August 8, 2001).
10.23	Employment Letter from the Company to R. Andrew Eckert dated December 11, 2001.

10.24	Form of Officers Change in Control Agreement entered into by the Company and each of David R. Ellett, R. Andrew Eckert, David Mandelkern and Arthur T. Taylor signed in December 2001 and January 2002.
16	PricewaterhouseCoopers letter to the Company confirming termination of client-auditor relationship.
21	Subsidiaries of the Company
23.1	Consent of Ernst & Young LLP, Independent Auditors
23.2	Consent of PricewaterhouseCoopers LLP, Independent accountants

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 29, 2002

DOCENT, INC.

(Registrant)

/s/ ARTHUR T. TAYLOR

By:__________________________________________________
Arthur T. Taylor Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ DAVID R. ELLETT David R. Ellett	Chief Executive Officer and Chairman of the Board	March 29, 2002

/s/ R. ANDREW ECKERT R. Andrew Eckert	Chief Operating Officer and President	March 29, 2002

/s/ DAVID MANDELKERN David Mandelkern	Executive Vice President, Chief Technology Officer, Secretary and Director	March 29, 2002

/s/ KEVIN G. HALL Kevin G. Hall	Director	March 29, 2002

/s/ JOS C. HENKENS Jos C. Henkens	Director	March 29, 2002

/s/ ALI KUTAY Ali Kutay	Director	March 29, 2002

/s/ ROBERT A. LAUER Robert A. Lauer	Director	March 29, 2002