Form 10-Q
period 2002-03-31
DOCENT INC
filed 2002-05-13
CIK 1043134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 0-31537

DOCENT, INC.
(Exact name of registrant as specified in its charter)

Delaware	77-0460705
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2444 Charleston Road Mountain View, California	94043
(Address of principal executive offices)	(Zip Code)

(650) 934-9500
(Registrant’s telephone number including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

As of April 30, 2002, the Registrant had outstanding approximately 42,877,000 shares of Common Stock, $0.001 par value per share.

DOCENT, INC.

PART I
ITEM 1    FINANCIAL STATEMENTS

DOCENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2002	December 31, 2001
(in thousands, except per share amounts)	(Unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$41,636	$28,460
Short term investments	14,398	33,840
Restricted cash	456	456
Accounts receivable, net of allowances for doubtful accounts of $662 at March 31, 2002 and $541 at December 31, 2001	7,741	9,992
Prepaid expenses and other current assets	2,208	2,762

Total current assets	66,439	75,510
Property and equipment, net	4,465	4,702
Goodwill	900	900
Other intangible assets, net	2,632	2,992
Other assets	502	443

Total assets	$74,938	$84,547

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,335	$1,116
Accrued payroll and related liabilities	3,071	3,297
Accrued liabilities	4,060	4,666
Restructuring accrual	2,667	2,996
Deferred revenue	6,289	6,177
Capital lease obligations	147	177
Notes payable	87	351

Total current liabilities	17,656	18,780
Restructuring accrual	740	973
Capital lease obligations	112	143

Total liabilities	18,508	19,896

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value per share; 5,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value per share; 250,000 shares authorized; 42,767 and 42,753 shares issued and outstanding as of March 31, 2002 and December 31, 2001, respectively	43	43
Additional paid-in capital	236,905	238,851
Receivables from stockholders	(498)	(980)
Unearned stock-based compensation	(5,250)	(8,292)
Treasury stock, at cost: 295 shares as of March 31, 2002 and December 31, 2001	(667)	(667)
Accumulated deficit	(174,230)	(164,435)
Accumulated other comprehensive income	127	131

Total stockholders’ equity	56,430	64,651

Total liabilities and stockholders’ equity	$74,938	$84,547

(1)	Derived from the Company’s audited financial statements as of December 31, 2001.

The accompanying notes are an integral part of these financial statements.

DOCENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(in thousands, except per share amounts)	Three Months Ended March 31,
	2002	2001
Revenue:
License	$4,386	$4,183
Services and maintenance	3,620	2,911

Total revenue	8,006	7,094

Cost of revenue:
Cost of license	51	22
Cost of services and maintenance(1)	2,471	3,197

Total cost of revenue	2,522	3,219

Gross profit (loss):
License	4,335	4,161
Services and maintenance	1,149	(286)

Total gross profit	5,484	3,875

Operating expenses:
Research and development (1)	4,357	2,490
Sales and marketing (1)	7,910	13,167
General and administrative (1)	2,165	3,385
Restructuring charge	925	—

Total operating expenses	15,357	19,042

Loss from operations	(9,873)	(15,167)
Interest expense	(90)	(73)
Other income and expense, net	(147)	(136)
Interest income	363	1,559

Loss before provision for income taxes	(9,747)	(13,817)
Provision for income taxes	48	20

Net loss	$(9,795)	$(13,837)

Net loss per share attributable to common stockholders—basic and diluted	$(0.23)	$(0.34)

Weighted average common shares outstanding	42,110	40,284

(1)  Non-cash charges for amortization of unearned stock-based compensation, acceleration of stock option vesting, issuance of options in exchange for services and issuance of common stock in exchange for services include the following:

	March 31,
	2002	2001
Cost of services and maintenance	$117	$355

Operating expenses:
Research and development	144	436
Sales and marketing	512	1,554
General and administrative	480	1,411

Total included in operating expenses	$1,136	$3,401

The accompanying notes are an integral part of these financial statements.

DOCENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2002	2001
Cash flows from operating activities
Net loss	$(9,795)	$(13,837)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	560	333
Amortization of deferred interest expense	27	26
Amortization of intangible assets	360	—
Amortization of unearned stock-based compensation	1,238	3,712
Acceleration of stock option vesting	15	44
Changes in operating assets and liabilities:
Accounts receivable, net	2,251	(299)
Prepaid expenses and other assets	474	(1,169)
Accounts payable	219	637
Accrued liabilities	(832)	(315)
Restructuring accrual	(562)	—
Deferred revenue	112	(331)

Net cash used in operating activities	(5,933)	(11,199)

Cash flows from investing activities
Purchases of property and equipment	(284)	(801)
Sales of short term and long term investments	31,421	7,993
Purchases of short term and long term investments	(11,977)	(20,434)

Net cash provided by (used in) investing activities	19,160	(13,242)

Cash flows from financing activities
Proceeds from the employee stock purchase plan and exercising of common stock options and warrants, net	223	369
Proceeds from repayment of stockholder receivable	482	—
Repurchase of common stock	(380)	(10)
Repayments of capital lease obligations	(79)	(21)
Repayments of notes payable	(291)	(355)

Net cash used by financing activities	(45)	(17)

Net increase (decrease) in cash and cash equivalents	13,182	(24,458)
Cash and cash equivalents, beginning of period	28,460	92,818
Effect of exchange rate change on cash and cash equivalents	(6)	(12)

Cash and cash equivalents, end of period	$41,636	$68,348

Supplemental disclosures of cash flow information
Interest paid	$46	$46

Income taxes paid	$27	$42

Supplemental disclosures of noncash investing and financing activities
Equipment acquired under capital leases	$18	$—

Unrealized loss	$2	$—

Unearned stock-based compensation	$(1,804)	$—

The accompanying notes are an integral part of these financial statements.

DOCENT, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared by Docent, Inc. (the “Company”) in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, the interim consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the information required to be included. Operating results for the three month periods ended March 31, 2002 and 2001 are not necessarily indicative of the results that may be expected for any future periods, including the full fiscal year. Reference should also be made to the Annual Consolidated Financial Statements, Notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

2.	Net Loss Per Share

Basic and diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period, less outstanding unvested shares. The calculation of diluted net loss per share excludes potential common shares as the effect is antidilutive, due to the Company’s net loss in each period. Potential common shares are comprised of common stock subject to repurchase rights and incremental shares of common stock issuable upon the exercise of stock options or warrants.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended March 31,
	2002	2001
	(Unaudited)
Net loss	$(9,795)	$(13,837)

Basic and diluted shares:
Weighted average common shares outstanding	42,509	41,941
Weighted average unvested common shares subject to repurchase	(399)	(1,657)

Weighted average shares used to compute basic and diluted net loss per share	42,110	40,284

Net loss per share attributable to common stockholders—basic and diluted	$(0.23)	$(0.34)

DOCENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

3.	Restructuring Charge

During the three months ended March 31, 2002, the Company implemented a restructuring program to better align operating expenses with anticipated revenues. The Company recorded a $925,000 restructuring charge, which consisted of $886,000 in employee severance costs and $39,000 in other costs. The restructuring program resulted in a reduction in force across all company functions of approximately 17%, or 42 employees. At March 31, 2002, the Company had $3,407,000 of accrued restructuring costs related to monthly rent for a facility that was closed in 2001, employee severance payments and other costs.

The following table depicts the restructuring activity in the three months ended March 31, 2002 (in thousands):

Category	Balance at Dec. 31, 2001	Additions	Expenditures		Balance at March 31, 2002
			Cash	Non-cash
Vacated facilities	$3,309	$—	$(321)	$—	$2,988
Employee severance	369	886	(963)	—	292
Operating assets	57	—	—	(57)	—
Other costs	234	39	(146)	—	$127

Total	$3,969	$925	$(1,430)	$(57)	$3,407

4.	Accumulated other comprehensive income

The Company’s components of comprehensive income consist solely of foreign currency translation adjustments and unrealized gains and losses on available for sale investments. The total comprehensive loss was $9,791,000 for the three months ended March 31, 2002 and $13,849,000 for the three months ended March 31, 2001.

5.	Intangible assets

Intangible assets arose from Docent’s acquisition of the business and assets of gForce Systems. The intangible assets are being amortized on a straight-line basis over periods ranging from fourteen to thirty six months and consist of (in thousands):

	March 31, 2002	December 31, 2001
Developed technology	$568	$568
Core technology	2,493	2,493
Trade name	83	83
Patents	148	148

	3,292	3,292
Less: Accumulated intangible amortization	(660)	(300)

Total intangible assets, net	$2,632	$2,992

DOCENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Estimated amortization expense for years ending December 31, are as follows (in thousands):

2002	$1,416
2003	880
2004	696

$2,992

6.	Segment Reporting

Financial Accounting Standards Board Statement No. 131, “Disclosure about Segments of an Enterprise and Related Information” (“SFAS 131”), requires that companies report separately in the financial statements certain financial and descriptive information about operating segments, profit or loss, certain specific revenue and expense items and segment assets. Additionally, companies are required to report information about the revenue derived from their products and service groups, about geographic areas in which the company earns revenue and holds assets, and about major customers. The Company has one reporting segment.

The following table sets forth revenue by geographic region for the periods indicated (in thousands):

	Three months ended March 31,
	2002	2001
United States	$6,639	$5,630
Europe	1,263	1,464
Asia/Pacific	104	—

	$8,006	$7,094

The following table sets forth long-lived assets by geographic region as of the dates indicated (in thousands):

	March 31, 2002	December 31, 2001
United States	$8,034	$8,664
Europe	360	361
Asia/Pacific	105	12

	$8,499	$9,037

One customer accounted for 11% of the Company’s total revenue for the three months ended March 31, 2002. Sales to one customer accounted for 19% of the Company’s total revenue for the three months ended March 31, 2001.

7.	Recent Pronouncements

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

DOCENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

tests of goodwill as of January 1, 2002 in the first half of 2002. Any impairment change resulting from these transitional impairment tests will be reflected as the cumulative effect of a change in accounting principle in the first half of 2002. The Company has not determined what effect of these tests will be on its financial position or operating results.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (FAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a disposal of a segment of a business. FAS 144 is effective for fiscal years beginning after December 15, 2001., with earlier application encouraged. The Company adopted FAS 144 as of January 1, 2002 and the adoption did not have an impact on the Company’s financial position and results of operations.

8.	Contingencies

From time to time, the Company may become involved in litigation relating to claims arising from the Company’s ordinary course of business. The Company believes that there are no claims or actions pending or threatened, the ultimate disposition of which would have a material adverse effect on the Company.

9.	Income Taxes

The Company incurred operating losses for all periods from inception through March 31, 2002, and therefore has not recorded a provision for U.S. income taxes. The Company recorded a provision for foreign and state income taxes of $48,000 for the three months ended March 31, 2002. The Company recorded a provision for foreign income taxes of $20,000 for the three months ended March 31, 2001. The Company has recorded a valuation allowance for the full amount of its net deferred tax assets.

10.	Related Party

As part of an alliance agreement, Accenture resells the Company’s software products to third party customers. In 2001, the Company recognized $864,000 of revenue from Accenture as part of this resale arrangement. During the three months ended March 31, 2002, the Company recognized $214,000 of revenue from Accenture as part of this resale arrangement. During the three months ended March 31, 2002, the Company recorded $228,000 less license revenue as a result of amounts due under the revenue sharing agreement with Accenture. At March 31, 2002, the Company owed Accenture $332,000 related to license agreements signed that are subject to revenue sharing. Concurrent with the alliance agreement, the Company entered into a consulting services agreement with Accenture pursuant to which the Company is currently committed to purchase $1.0 million of consulting services from Accenture prior to April 1, 2003.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and related Notes thereto contained elsewhere in this document. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for any future periods, including the full fiscal year. Reference should also be made to the Annual Consolidated Financial Statements, Notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations and Risk Factors contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

This discussion contains forward-looking statements that involve risks and uncertainties. These statements relate to our future plans, objectives, expectations and intentions, and the assumptions underlying or relating to any of these statements. These statements may be identified by the use of words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “will” and similar expressions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could contribute to such differences include those discussed in this document, such as a significant decrease in our cash level, a material change in our operating losses and a failure to realize the anticipated cash savings from the first quarter 2002 restructuring program. Except as required by law, we undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

General

We were incorporated in June 1997 to develop, market and sell eLearning products and services. We provide infrastructure software and related services that allow our customers to create, deploy and manage learning and knowledge exchanges over the Internet.

Critical Accounting Policies and Estimates

General

Discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, we evaluate estimates, including those related to revenue recognition, allowance for doubtful accounts, intangible assets, allowance for deferred tax assets and restructuring. Estimates are based on historical experience and on various other assumptions that management believes to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

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

Restructuring

During fiscal year 2001 and the three months ended March 31, 2002, we recorded significant reserves in connection with our restructuring programs. These reserves include estimates pertaining to the ability to sub-lease facilities closed in Sunnyvale, California and Burlington, Massachusetts. The actual costs may differ from these estimates.

Allowance for Deferred Tax Assets

A valuation allowance is recorded to reduce all of the deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase income or reduce loss and increase stockholders’ equity in the period such determination was made.

Sources of Revenue and Revenue Recognition

We generate revenue from the sale of our products and services to enterprises, system integrators, content providers, and reseller partners. To date, we have generated our license and services revenue primarily from direct sales, and referral sales from our system integrators, to enterprise customers. The remainder of our revenue has been derived primarily from our content providers.

Enterprise customers have the option of purchasing perpetual licenses or renting time-based licenses for the Docent Enterprise™ and Docent Exchange™ software. Our perpetual licensees pay an initial fee based on the number of users and may enter into annual maintenance contracts that include the right to receive periodic unspecified upgrades, error corrections, and telephone and Web-based support. Our time-based licenses require license holders to pay a monthly fee, which is based on the number of users and includes maintenance and support. Customers with perpetual or time-based licenses may also outsource to Docent the hosting of their system on a third party’s server for a monthly fee and an initial set-up fee.

In conjunction with the licensing of our software, we offer implementation and training services. To date, most of our enterprise customer revenue has been generated by perpetual software licenses and professional services.

We typically sign multi-year royalty agreements with our content providers to deliver their content over the Web. Under these agreements, we receive a minimum annual payment and a percentage of the revenue these content providers receive in excess of the minimum payment for content which they or third parties, such as resellers or system integrators described below, provide to customers. For that minimum payment, we provide our software and application hosting. In the first year of the agreement, as part of the minimum payment, we also provide professional services such as implementation and training. During subsequent years, these services are available for an additional fee. To date, almost all of our revenue from content providers has been insignificant and consisted of minimum annual payments.

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

For arrangements involving time-based licenses, customers pay a fee based on the number of users, and such fees include maintenance and support. Objective evidence of fair value does not exist for the related maintenance and support, as maintenance and support is not offered separately for such time-based arrangements. In these cases, we recognize the entire arrangement fee ratably over the contractual maintenance and support period, which is generally one year. We have allocated the time-based license and maintenance revenue based on their relative costs.

For arrangements involving a significant amount of services related to installation, modification or customization of our software products, we recognize revenue using the percentage-of-completion method. However, where there are customer acceptance clauses which we do not have an established history of meeting or which are not considered to be routine, we recognize revenue when the arrangement has been completed and accepted by the customer.

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

We recognize revenue from fees for ongoing maintenance and support ratably over the period of the maintenance and support agreement, which is generally one year. We recognize revenue allocated to, or fees generated from, the separate selling of professional services as the related services are performed. Fees associated with hosting and application service provider (ASP) services are recognized ratably over the period of the hosting agreement, which is generally one year.

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

Revenue from sales to resellers is recognized upon the receipt of a purchase order or a sales contract from the reseller and when the end customer has been identified, provided all the conditions for revenue recognition set forth above have been met. No right of return exists for these sales.

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

History of Losses

We have incurred significant costs to develop our technology and products and to build our engineering, sales, marketing, professional services and administration departments. As a result, we have incurred significant losses since inception and, as of March 31, 2002, had an accumulated deficit of $173.9 million. We believe our success depends on increasing our customer and partner base and continually enhancing our products. We expect to continue to incur operating losses through fiscal year 2002.

Results of Operations

Three Months Ended March 31, 2002 and 2001

Revenue

Total revenue increased $912,000, from $7.1 million for the three months ended March 31, 2001 to $8.0 million for the three months ended March 31, 2002. Total license revenue increased $203,000, from $4.2 million for the three months ended March 31, 2001 to $4.4 million for the three months ended March 31, 2002. The increase in total revenue was primarily attributable to an increase in the number of customers and repeat business with existing customers. The growth in our customer base is primarily due to the increased market acceptance of our product and more business referred from our reseller partners.

Total service and maintenance revenue increased $709,000, from $2.9 million for the three months ended March 31, 2001 to $3.6 million for the three months ended March 31, 2002. The increase in service and maintenance revenue was primarily attributable to increases in the number of customers and repeat business with existing customers. To a lesser extent, the increases were due to the cumulative effect of renewals of annual maintenance agreements.

One customer accounted for 11% of the Company’s total revenue for the three months ended March 31, 2002. Sales to one customer accounted for 19% of the Company’s total revenue for the three months ended March 31, 2001.

Costs of revenue

Cost of license revenue increased $29,000, from $22,000 for the three months ended March 31, 2001 to $51,000 for the three months ended March 31, 2002 due to costs associated with Docent Exchange, the recently acquired gForce product line.

Cost of service and maintenance revenue decreased $726,000, from $3.2 million for the three months ended March 31, 2001 to $2.5 million for the three months ended March 31, 2002. The decrease in the cost of service and maintenance revenue was due to decreased personnel in our professional services organization and a decrease in stock-based compensation. Expenses relating to service and maintenance personnel decreased $510,000, from $2.1 million in the three months ended March 31, 2001 to $1.6 million in the three months ended March 31, 2002. Stock-based compensation decreased $238,000, from $355,000 in the three months ended March 31, 2001 to $117,000 in the three months ended March 31, 2002.

Service and maintenance gross profit (loss) percentage increased from (10%) gross loss for the three months ended March 31, 2001 to 32% gross profit for the three months ended March 31, 2002. The increase was primarily attributable to improved billable utilization of employee consultants that perform implementation and other consulting services for customers.

Operating expenses

Research and development expenses.    Research and development expenses increased $1.9 million, from $2.5 million for the three months ended March 31, 2001 to $4.4 million for the three months ended March 31, 2002. The increase was primarily attributable to increases in the number of external development consultants and in the number of research and development personnel. Expenses relating to external development consultants increased $875,000, from $356,000 in the three months ended March 31, 2001 to $1.2 million in the three months ended March 31, 2002. Expenses relating to research and development personnel increased $769,000, from $1.1 million in the three months ended March 31, 2001 to $1.9 million in the three months ended March 31, 2002. To date, all software development costs have been expensed in the period incurred.

Sales and marketing expense.    Sales and marketing expenses decreased $5.3 million, from $13.2 million for the three months ended March 31, 2001 to $7.9 million for the three months ended March 31, 2002. The decrease was attributable to decreases in the number of employees and locations in our sales organization, stock-based compensation, outside professional services and consultants, and marketing activities, including advertising, trade shows and promotional materials.

Expenses relating to sales and marketing personnel decreased $1.3 million, from $5.9 million in the three months ended March 31, 2001 to $4.6 million in the three months ended March 31, 2002. Expenses relating to decreased locations domestically and abroad and other support functions for our sales force decreased $1.2 million, from $2.4 million in the three months ended March 31, 2001 to $1.2 million in the three months ended March 31, 2002. Stock-based compensation decreased $1.1 million, from $1.6 million in the three months ended March 31, 2001 to $512,000 in the three months ended March 31, 2002. Expenses relating to professional services and consultants decreased $594,000, from $769,000 in the three months ended March 31, 2001 to $175,000 in the three months ended March 31, 2002. Marketing expenses decreased $258,000, from $1.4 million in the three months ended March 31, 2001 to $1.1 million in the three months ended March 31, 2002.

General and administrative expense.    General and administrative expense decreased $1.2 million, from $3.4 million for the three months ended March 31, 2001 to $2.2 million for the three months ended March 31, 2002. The decrease was primarily attributable to the decreases in stock-based compensation expense and consulting fees for recruiting and investor relations.

Stock-based compensation expense decreased $931,000, from $1.4 million for the three months ended March 31, 2001 to $480,000 for the three months ended March 31, 2002. Consulting fees decreased $306,000, from $368,000 for the three months ended March 31, 2001 to $62,000 for the three months ended March 31, 2002.

Stock-based compensation.    Stock-based compensation expense relating to common stock, options and warrants was $1.3 million for the three months ended March 31, 2002 and $3.8 million for the three months ended March 31, 2001. As of March 31, 2002, we had an aggregate of $5.3 million of deferred stock-based compensation to be amortized.

In the three months ended March 31, 2002, in connection with the termination of an officer, we accelerated the vesting on certain stock options held by the individual and recorded a compensation charge of $15,000 related to the re-measurement of these options at the date of termination.

Restructuring charge.    In the three months ended March 31, 2002, Docent implemented a restructuring program to better align operating expenses with anticipated revenues. The Company recorded a $925,000 restructuring charge, which consisted of $886,000 in employee severance costs and $39,000 in other costs. The restructuring program resulted in a reduction in force across all company functions of approximately 17%, or 42 employees. At March 31, 2002, we had $3.4 million of accrued restructuring costs related to monthly rent for a facility that was closed in 2001, employee severance payments and other costs. Management expects the first quarter 2002 restructuring program will save Docent approximately $1.5 million per quarter of cash.

Interest expense, other income and expense, net, and interest income

Interest expense.    Interest expense increased $17,000, from $73,000 for the three months ended March 31, 2001 to $90,000 for the three months ended March 31, 2002. The increase is attributable to an additional equipment lease.

Other income and expense, net.    Other income and expense, net, increased $11,000, from $136,000 net expense for the three months ended March 31, 2001 to $147,000 for the three months ended March 31, 2002. Included in other income and expense are the settlements of two legal matters. In March 2002, we settled a customer contract dispute and as a result recorded other income of $210,000. In May 2002, we settled a claim with a former employee that arose in the first quarter of 2002 and as a result recorded in the first quarter other expense of $300,000.

Interest income.    Interest income decreased $1.2 million, from $1.6 million for the three months ended March 31, 2001 to $363,000 for the three months ended March 31, 2002. The decrease was the result of lower average cash and investments balances maintained by the Company, reflecting the use of cash and investments primarily to fund operations.

Provision for income taxes

We incurred operating losses for all periods from inception through March 31, 2002, and therefore have not recorded a provision for U.S. income taxes. We recorded a provision for foreign and state income taxes of $48,000 for the three months ended March 31, 2002. We recorded a provision for foreign income taxes of $20,000 for the three months ended March 31, 2001. We have recorded a valuation allowance for the full amount of our net deferred tax assets.

At December 31, 2001, the Company had federal and state net operating loss carry-forwards of approximately $93.3 and $41.4 million respectively, available to offset future taxable income. The Company’s federal and state net operating loss carry-forwards will expire in 2004 through 2021, if not utilized.

At December 31, 2001, the Company also has federal and state research and development credit carry-forwards of approximately $740,000 and $520,000, respectively. The federal carry-forwards will expire in 2018 through 2021, if not fully utilized.

Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

Liquidity and Capital Resources

Since inception, we have funded our operations primarily through the sale of equity securities, from which we raised net proceeds of $172.1 million through March 31, 2002. As of March 31, 2002, we had approximately $41.6 million of cash and cash equivalents and $14.4 million of short term investments.

Cash used in operating activities was $5.9 million for the three months ended March 31, 2002, as compared to $11.2 million for the three months ended March 31, 2001. The cash used during these periods was attributable to net losses of $9.8 million for the three months ended March 31, 2002 and $13.8 million for the three months ended March 31, 2001. During the three months ended March 31, 2002, cash used to fund net losses was partially off-set by cash provided by a decrease in accounts receivable of $2.3 million. Also, during the three months ended March 31, 2002 and 2001, cash used to fund net losses was less than the amount of such net losses because a component of net losses was non-cash compensation charges related to various equity instruments granted to employees and non-employees. Total expenses in relation to these grants were $1.3 million for the three months ended March 31, 2002 and $3.8 million for the three months ended March 31, 2001.

The investment in property and equipment, excluding equipment acquired under capital leases, was $284,000 in the three months ended March 31, 2002 and was $801,000 in the three months ended March 31, 2001. During the first three months of 2002, we sold $31.4 million of short term investments, partially offset by the purchase of $12.0 million of short term investments. During the first three months of 2001, we purchased $20.4 million of short and long term investments, partially offset by the sale of $8.0 million of short and long term investments.

Cash used by financing activities was $45,000 during the three months ended March 31, 2002, and $17,000 for the three months ended March 31, 2001. The cash used by financing activities in the first three months of 2002 resulted from the repurchase of $380,000 of our common stock, and payments of notes payable and capital lease obligations of $370,000, partially off-set by the proceeds from repayment of stockholder receivables of $482,000, and proceeds from the employee stock purchase plan of $223,000. The cash used by financing activities in the first three months of 2001 resulted from the payments of notes payable and capital lease obligations of $376,000, and repurchase of $10,000 of our common stock, partially off-set by the proceeds from the employee stock purchase plan of $369,000.

At March 31, 2002, our contractual obligations and commercial commitments were as follows (in thousands):

	Payment Due by Period
	Total	Less than 1 year	1-3 years	4-5 years
Long term debt	$87	$87	$—	$—
Capital lease obligation	259	147	112	—
Operating leases	4,701	1,418	3,018	265
Restructuring operating leases	3,305	2,525	780	—
Accenture consulting obligation	1,002	1,002	—	—

Total contractual cash obligations	$9,354	$5,179	$3,910	$265

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

Related Party

In March 2000, we entered into an alliance agreement with Accenture, which is a shareholder of ours and one of whose retired partners is a director of the Company. The alliance agreement provides for the resale of our software products and services by Accenture, the submission of joint proposals to potential clients where either Docent would be subcontracting its services to Accenture or Accenture would be subcontracting its services to Docent; the alliance agreement also provides for revenue sharing. The alliance agreement is for an initial term of three years, terminating on March 31, 2003, with either party having the right to terminate the agreement without cause on 60 days’ notice. At March 31, 2002, we believe Accenture held approximately 793,000 shares of our common stock and had warrants to purchase an additional 2,396,000 shares at $7.52 per share. These warrants expire on March 31, 2003. Accenture’s holdings in our common stock on a fully diluted basis on March 31, 2002 represented approximately 7.0% of outstanding shares of our common stock.

As part of the alliance agreement, Accenture resells our software products to third party customers. In 2001, we recognized $864,000 of revenue from Accenture as part of this resale arrangement. During the three months ended March 31, 2002, we recognized $214,000 of revenue from Accenture as part of this resale arrangement. Pricing for Accenture resale agreements represents the fair value of comparable resale agreements with our other reseller partners. In 2000, we sold to Accenture a Docent Enterprise software license for Accenture’s internal use and recognized $663,000 of associated revenue. Pricing for this internal use license represents the fair value of comparable agreements with unaffiliated third parties at the time of the sale.

A component of the alliance agreement with Accenture is revenue sharing. When Accenture introduces Docent to prospective third party customers, Accenture is entitled to a portion of the contracted license fee, if we sell a license directly to such prospective third party customers. The negotiated revenue sharing amounts range from 10% to 30%, based on the amount of time and effort it takes to complete each sale. Our license revenue related to such sales is decreased by the revenue sharing amount due to Accenture. During 2001, we decreased our license revenue by $858,000, due to the revenue sharing agreement with Accenture. During the three months ended March 31, 2002, we decreased our license revenue by $228,000, due to the revenue sharing agreement with Accenture. At March 31, 2002, we owed Accenture $332,000 related to license agreements signed that are subject to revenue sharing.

Docent subcontracted to Accenture $68,000 in 2001 and $11,000 in 2000 of consulting work for our third party customers. During the three months ended March 31, 2002, Docent did not subcontract with Accenture any consulting work for our third party customers. Accenture charges us its standard hourly rates for consulting. Accenture subcontracted to us consulting work for Accenture’s third party customers in the amount of $337,000 during 2001 and $60,000 during 2000. During the three months ended March 31, 2002, Accenture subcontracted to us $5,000 of consulting work for its third party customers. Docent charges Accenture its standard hourly rates for consulting, and records such amounts as service revenue.

Concurrent with the alliance agreement, we entered into a consulting services agreement with Accenture pursuant to which we are currently committed to purchase $1.0 million of consulting services from Accenture prior to April 1, 2003.

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

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (FAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a disposal of a segment of a business. FAS 144 is effective for fiscal years beginning after December 15, 2001., with earlier application encouraged. The Company adopted FAS 144 as of January 1, 2002 and the adoption did not have an impact on the Company’s financial position and results of operations.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market and Currency Risk

Our market and currency risk disclosure set forth in Item 7A of our annual report on Form 10-K for the year ended December 31, 2001 has not changed significantly.

PART II

Item 1.	Legal Proceedings

Not applicable.

Item 2.	Changes in Securities

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits and Reports on Form 8-K

Exhibits:

(a	)	The exhibits listed on the accompanying index to exhibits are filed or incorporated by reference (as stated therein) as part of this report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2002

DOCENT, INC. (Registrant)

By:	/s/ ARTHUR T. TAYLOR
Arthur T. Taylor Vice President and Chief Financial Officer

EXHIBIT INDEX

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

3.1	Amended and restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company’s registration statement on Form S-1 (File No. 333-34546)).

3.2	Amended and restated Bylaws of the Company (incorporated by reference to Exhibit 3.3 to the Company’s registration statement on Form S-1 (File No. 333-34546)).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s registration statement on Form S-1 (File No. 333-34546)).

4.2	Amended and Restated Investor Rights Agreement, dated August 29, 2000 (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2000).

10.1	Company’s 1997 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (No. 333-34546)).

10.2	Company’s 2000 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (No. 333-34546)).

10.3	Company’s 2000 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (No. 333-34546)).

10.4	Form of Directors’ and Officers’ Indemnification Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (No. 333-34546)).

10.5	Employment Letter from the Company to David Ellett dated February 25, 1998 (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (No. 333-34546)).

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

10.13
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

10.15
Subordinated Loan and Security Agreement dated April 23, 1999 by and between the Company and Comdisco, Inc. (incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-1 (No. 333-34546)).

10.16	Promissory Note from David Ellett to the Company (incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement on Form S-1 (No. 333-34546)).

10.17	Promissory Note from David Mandelkern to the Company (incorporated by reference to Exhibit 10.27 to the Company’s Registration Statement on Form S-1 (No. 333-34546)).

10.18
Stock Pledge Agreements dated July 9, 1997 by and between the Company and David Mandelkern and dated September 30, 1998 by and between the Company and David Ellett (incorporated by reference to Exhibit 10.28 to the Company’s Registration Statement on Form S-1 (No. 333-34546)).

10.19	Employment Letter from the Company to Arthur Taylor dated March 2, 2001 (incorporated by reference to Exhibit 10.32 to the Company’s 10-Q filed on May 10, 2001).

10.20	Sublease Agreement dated April 23, 2001 by and between the Company and Loudcloud, Inc. (incorporated by reference to Exhibit 10.33 to the Company’s 10-Q filed on May 10, 2001).

10.21	Employment Letter from the Company to Malcolm Hobbs dated July 2, 2001(incorporated by reference to Exhibit 10.31 to the Company’s 10-Q filed on August 8, 2001).

10.22	Employment Letter from the Company to R. Andrew Eckert dated December 11, 2001 (incorporated by reference to Exhibit 10.23 to the Company’s 10-K filed on April 1, 2002).

10.23	Form of Officers Change in Control Agreement entered into by the Company (incorporated by reference to Exhibit 10.24 to the Company’s 10-K filed on April 1, 2002).

10.24	Employment Letter from the Company to Dave Crussell dated January 23, 2002.