Form 10-Q
period 2002-06-30
DOCENT INC
filed 2002-08-13
CIK 1043134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number 0-31537

DOCENT, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0460705 (I.R.S. Employer Identification No.)

2444 Charleston Mountain View, California (Address of principal executive offices)	94043 (Zip Code)

(650) 934-9500
(Registrant’s telephone number including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

As of July 31, 2002, the Registrant had outstanding approximately 42,969,000 shares of Common Stock, $0.001 par value per share.

DOCENT, INC.

.

PART I

DOCENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2002	December 31, 2001
(in thousands, except per share amounts)	(Unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$36,114	$28,460
Short term investments	13,965	33,840
Restricted cash	456	456
Accounts receivable, net of allowances for doubtful accounts of $785 at June 30, 2002 and $541 at December 31, 2001	6,081	9,992
Prepaid expenses and other current assets	1,504	2,762

Total current assets	58,120	75,510
Property and equipment, net	4,025	4,702
Goodwill	760	900
Other intangible assets, net	2,273	2,992
Other assets	471	443

Total assets	$65,649	$84,547

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$419	$1,116
Accrued payroll and related liabilities	2,496	3,297
Accrued liabilities	3,276	4,666
Current portion of restructuring accrual	4,071	2,996
Deferred revenue	6,277	6,177
Current portion of capital lease obligations	145	177
Notes payable	—	351

Total current liabilities	16,684	18,780
Restructuring accrual	1,191	973
Capital lease obligations	75	143

Total liabilities	17,950	19,896

Contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value per share; 5,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value per share; 250,000 shares authorized; 42,969 and 42,753 shares issued and outstanding as of June 30, 2002 and December 31, 2001, respectively	43	43
Additional paid-in capital	231,375	238,851
Receivables from stockholders	(197)	(980)
Unearned stock-based compensation	(1,793)	(8,292)
Treasury stock, at cost: 295 shares as of June 30, 2002 and December 31, 2001	(667)	(667)
Accumulated deficit	(181,071)	(164,435)
Accumulated other comprehensive income	9	131

Total stockholders’ equity	47,699	64,651

Total liabilities and stockholders’ equity	$65,649	$84,547

(1)	Derived from the Company’s audited financial statements as of December 31, 2001.

The accompanying notes are an integral part of these financial statements.

DOCENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(in thousands, except per share amounts)
Revenue:
License	$2,720	$4,778	$7,106	$8,961
Services and maintenance	3,925	4,140	7,545	7,051

Total revenue	6,645	8,918	14,651	16,012

Cost of revenue:
Cost of license	26	50	77	72
Cost of services and maintenance(1)	2,476	4,389	4,947	7,586

Total cost of revenue	2,502	4,439	5,024	7,658

Gross profit (loss):
License	2,694	4,728	7,029	8,889
Services and maintenance	1,449	(249)	2,598	(535)

Total gross profit	4,143	4,479	9,627	8,354

Operating expenses:
Research and development(1)	2,525	2,527	6,882	5,017
Sales and marketing(1)	4,740	12,981	12,650	26,148
General and administrative(1)	708	3,909	2,873	7,294
Restructuring charges	3,361	—	4,286	—

Total operating expenses	11,334	19,417	26,691	38,459

Loss from operations	(7,191)	(14,938)	(17,064)	(30,105)
Interest expense	(46)	(121)	(136)	(193)
Other income and (expense), net	197	(40)	50	(177)
Interest income	245	1,051	608	2,610

Loss before provision for income taxes	(6,795)	(14,048)	(16,542)	(27,865)
Provision for income taxes	46	24	94	44

Net loss	(6,841)	(14,072)	(16,636)	(27,909)

Net loss per share—basic and diluted	$(0.16)	$(0.35)	$(0.39)	$(0.69)

Weighted average common shares outstanding	42,297	40,561	42,204	40,422

(1)	Non-cash amounts for amortization of unearned stock-based compensation, acceleration of stock option vesting and issuance of options in exchange for services include the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Cost of services and maintenance	$77	$291	$194	$646

Operating expenses:
Research and development	(567)	389	(423)	825
Sales and marketing	(629)	1,329	(117)	2,883
General and administrative	(1,081)	1,332	(601)	2,743

Total included in operating expenses	$(2,277)	$3,050	$(1,141)	$6,451

The accompanying notes are an integral part of these financial statements.

DOCENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2002	2001
	(in thousands)
Cash flows from operating activities
Net loss	$(16,636)	$(27,909)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,080	743
Amortization of deferred interest expense	38	53
Amortization of intangible assets	719	—
Amortization of unearned stock-based compensation	(962)	6,953
Non-cash restructuring charges	209	—
Acceleration of stock option vesting	15	100
Issuance of options in exchange for services	—	44
Changes in operating assets and liabilities:
Accounts receivable, net	3,911	(1,757)
Prepaid expenses and other assets	1,126	(730)
Accounts payable	(697)	113
Accrued liabilities	(2,051)	57
Restructuring accrual	1,293	—
Deferred revenue	100	(1,442)

Net cash used in operating activities	(11,855)	(23,775)

Cash flows from investing activities
Purchases of property and equipment	(481)	(1,877)
Sales of short term and long term investments	38,844	49,813
Purchases of short term and long term investments	(18,944)	(38,480)

Net cash provided by investing activities	19,419	9,456

Cash flows from financing activities
Proceeds from the employee stock purchase plan and exercising of common stock options and warrants, net	398	1,120
Proceeds from repayment of stockholder receivable	783	—
Repurchase of common stock	(428)	(15)
Repayments of capital lease obligations	(127)	(43)
Repayments of notes payable	(389)	(699)

Net cash provided by financing activities	237	363

Net increase (decrease) in cash and cash equivalents	7,801	(13,956)
Cash and cash equivalents, beginning of period	28,460	92,818
Effect of exchange rate change on cash and cash equivalents	(147)	(42)

Cash and cash equivalents, end of period	$36,114	$78,820

Supplemental disclosures of cash flow information
Interest paid	$94	$117

Income taxes paid	$83	$4

Supplemental disclosures of noncash investing and financing activities
Equipment acquired under capital leases	$27	$168

Unearned stock-based compensation	$(4,454)	$(520)

Unrealized gain on available for sale investments	$25	$15

Adjustment to goodwill	$140	$—

The accompanying notes are an integral part of these financial statements.

DOCENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.    Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared by Docent, Inc. (the “Company”) in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, the interim consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the information required to be included. Operating results for the three and six-month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for any future periods, including the full fiscal year. Reference should also be made to the Annual Consolidated Financial Statements, Notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

2.    Net Loss Per Share

Basic and diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share excludes potential common shares since their effect is antidilutive. Potential common shares are comprised of common stock subject to repurchase rights, incremental shares of common stock issuable upon the exercise of stock options or warrants.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(Unaudited)
Net loss	$(6,841)	$(14,072)	$(16,636)	$(27,909)

Basic and diluted shares:
Weighted average common shares outstanding	42,570	42,006	42,540	41,973
Weighted average unvested common shares subject to repurchase	(273)	(1,445)	(336)	(1,551)

Weighted average shares used to compute basic and diluted net loss per share	42,297	40,561	42,204	40,422

Net loss per share—basic and diluted	$(0.16)	$(0.35)	$(0.39)	$(0.69)

DOCENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3.    Restructuring Charges

During the third quarter of fiscal 2001, the Company announced and implemented restructuring actions to better align operating expenses with anticipated revenue. The Company recorded a $4.2 million restructuring charge, which consisted of $3.0 million in facility exit costs, $704,000 in employee severance costs, $224,000 in equipment impairment and $211,000 in other exit costs. The restructuring program resulted in a reduction in force across all company functions of approximately 11%, or 35 employees.

During the fourth quarter of fiscal 2001, the Company announced and implemented additional restructuring actions to better align operating expenses with anticipated revenue. The Company recorded a $1.9 million restructuring charge, which consisted of $779,000 in facility exit costs, $833,000 in employee severance costs, $144,000 in equipment impairment and $188,000 in other exit costs. The restructuring program resulted in a reduction in force across all company functions of approximately 16%, or 45 employees. These facility exist costs include an adjustment of $112,000 related to the restructuring recorded during the third quarter of fiscal 2001. The adjustment reflects the reduction of the estimated sublease income of a particular vacated facility.

During the first quarter of fiscal 2002, the Company announced and implemented additional restructuring actions to better align operating expenses with anticipated revenue. The Company recorded a $925,000 restructuring charge, which consisted of $886,000 in employee severance costs and $39,000 in other exit costs. The restructuring program resulted in a reduction in force across all company functions of approximately 17%, or 42 employees.

During the second quarter of fiscal 2002, the Company announced and implemented additional restructuring actions to better align operating expenses with anticipated revenue. The Company recorded a $3.1 million restructuring charge, which consisted of $2.1 million in facility exit costs, $822,000 in employee severance costs, $163,000 in equipment impairment, and $27,000 in other exit costs. The restructuring program resulted in a reduction in force across all company functions of approximately 17%, or 36 employees.

During the second quarter of fiscal 2002, the Company increased its estimate of the total costs associated with the above restructuring activities and recorded an adjustment of $298,000. The adjustment reflects the reduction of the estimated sublease income of one vacated facility of $372,000, offset by the settlement of another lease obligation of $74,000.

The following table depicts the restructuring activity during the six months ended June 30, 2002 (in thousands):

Category	Balance at Dec. 31, 2001	Additions	Provision Adjustments	Expenditures		Balance at June 30, 2002
				Cash	Non-cash
Vacated facilities	$3,309	$2,051	$298	$687	$62	$4,909
Employee severance	369	1,708	—	1,893	—	184
Operating assets	57	163	—	58	147	15
Other costs	234	66	—	146	—	$154

Total	$3,969	$3,988	$298	$2,784	$209	$5,262

4.    Comprehensive Income

The Company’s components of comprehensive income consist of net loss, foreign currency translation adjustments and unrealized gains and losses on available for sale investments. The total comprehensive loss was $6,959,000 for the three months ended June 30, 2002 and $14,087,000 for the three months ended June 30, 2001. The comprehensive loss was $16,758,000 for the six months ended June 30, 2002 and $27,936,000 for the six months ended June 30, 2001.

DOCENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.    Goodwill and Intangible Assets

Goodwill and intangible assets arose from the Company’s acquisition of the business of gForce Systems, Inc. Goodwill was subsequently reduced by $140,000 in the three months ended June 30, 2002 to $760,000, due to the settlement of a liability for an amount less than what was recorded at the time of the merger. The intangible assets are being amortized on a straight-line basis over periods ranging from fourteen to thirty six months and consist of (in thousands):

	June 30, 2002			December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Developed technology	$568	$(345)	$223	$568	$(101)	$467
Core technology	2,493	(589)	1,904	2,493	(174)	2,319
Trade name	83	(50)	33	83	(15)	68
Patents	148	(35)	113	148	(10)	138

	$3,292	$(1,019)	$2,273	$3,292	$(300)	$2,992

The total estimated amortization expense related to intangible assets is provided in the table below (in thousands):

Fiscal Year
Remainder 2002	$697
2003	880
2004	696

$2,273

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

The following table sets forth revenue by geographic region for the periods indicated (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
United States	$4,542	$7,948	$11,183	$13,578
Europe	2,020	970	3,283	2,434
Asia/Pacific	83	—	185	—

	$6,645	$8,918	$14,651	$16,012

DOCENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table sets forth long-lived assets by geographic region as of the dates indicated (in thousands):

	June 30, 2002	December 31, 2001
United States	$7,038	$8,664
Europe	375	361
Asia/Pacific	116	12

	$7,529	$9,037

In the three and six months ended June 30, 2002 and June 30, 2001, no customer accounted for sales greater than 10% of the Company’s total revenues.

7.    Recent Pronouncements

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. The new rules require business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and goodwill acquired after this date will no longer be amortized, but will be subject to annual impairment tests. Application of non-amortization provisions of Statement 142 is not expected to result in change to results of operations in 2002, as there was no goodwill being amortized in 2001. All other intangible assets will continue to be amortized over their estimated useful lives.The Company performed the first of the required impairment tests of goodwill as of January 1, 2002. No impairment of goodwill was determined as of January 1, 2002. The Company intends to do an annual impairment test of goodwill associated with the gForce purchase as of October 1, 2002. If the current business environment remains at its current levels and the Company’s market value remains lower than its book value, an impairment charge for all, or a portion, of the goodwill and intangibles book value may be required.

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

9.    Income Taxes

The Company incurred operating losses for all periods from inception through June 30, 2002, and therefore has not recorded a provision for U.S. income taxes. The Company recorded a provision for foreign and state income taxes of $46,000 for the three months ended June 30, 2002, and $94,000 for the six months ended June 30, 2002. For the three and six months ended June 30, 2001, the Company recorded a provision for foreign income taxes of $24,000 and $44,000, respectively. The Company has recorded a valuation allowance for the full amount of its net deferred tax assets.

DOCENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10.    Related Party

In March 2000, the Company entered into an alliance agreement with Accenture, which is a shareholder of the Company and one of whose retired partners is a director of the Company. The alliance agreement provides for the resale of the Company’s software products and services by Accenture, the submission of joint proposals to potential clients where either the Company would be subcontracting its services to Accenture or Accenture would be subcontracting its services to the Company; the alliance agreement also provides for revenue sharing. The alliance agreement is for an initial term of three years, terminating on March 31, 2003, with either party having the right to terminate the agreement without cause on 60 days’ notice. At June 30, 2002, the Company believes Accenture held approximately 793,000 shares of its common stock and had warrants to purchase an additional 2,396,000 shares at $7.52 per share. These warrants expire on March 31, 2003. Accenture’s holdings in the Company’s common stock on a fully diluted basis on June 30, 2002 represented approximately 7.0% of outstanding shares its common stock.

As part of an alliance agreement, Accenture resells the Company’s software products to third party customers. In 2001, the Company recognized $864,000 of revenue from Accenture as part of this resale arrangement. During the six months ended June 30, 2002, the Company recognized $324,000 of revenue from Accenture as part of this resale arrangement. Pricing for Accenture resale agreements represents the fair value of comparable resale agreements with the Company’s other reseller partners. In 2000, the Company sold to Accenture a Docent Enterprise software license for Accenture’s internal use and recognized $663,000 of associated revenue. Pricing for this internal use license represents the fair value of comparable agreements with unaffiliated third parties at the time of the sale.

A component of the alliance agreement with Accenture is revenue sharing. When Accenture introduces the Company to prospective third party customers, Accenture is entitled to a portion of the contracted license fee, if the Company sells a license directly to such prospective third party customers. The negotiated revenue sharing amounts range from 10% to 30%, based on the amount of time and effort it takes to complete each sale. The Company’s license revenue related to such sales is decreased by the revenue sharing amount due to Accenture. During 2001, the Company decreased its license revenue by $858,000, due to the revenue sharing agreement with Accenture. During the six months ended June 30, 2002, the Company decreased its license revenue by $306,000, due to the revenue sharing agreement with Accenture. At June 30, 2002, the Company owed Accenture $208,000 related to license agreements signed that are subject to revenue sharing.

The Company subcontracted to Accenture $68,000 in 2001 and $11,000 in 2000 of consulting work for the Company’s third party customers. During the six months ended June 30, 2002, the Company did not subcontract with Accenture any consulting work for its third party customers. Accenture charges the Company its standard hourly rates for consulting. Accenture subcontracted to the Company consulting work for Accenture’s third party customers in the amount of $337,000 during 2001 and $60,000 during 2000. During the six months ended June 30, 2002, Accenture subcontracted to the Company $5,000 of consulting work for its third party customers. The Company charges Accenture its standard hourly rates for consulting, and records such amounts as service revenue.

Concurrent with the alliance agreement, the Company entered into a consulting services agreement with Accenture pursuant to which the Company is currently committed to purchase $809,000 of consulting services from Accenture prior to April 1, 2003.

Item 2     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and related Notes thereto contained elsewhere in this document. Operating results for the three and sixth months period ended June 30, 2002 are not necessarily indicative of the results that may be expected for any future periods, including the full fiscal year. Reference should also be made to the Annual Consolidated Financial Statements, Notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations and Risk Factors contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

This discussion contains forward-looking statements that involve risks and uncertainties. These statements relate to our future plans, objectives, expectations and intentions, and the assumptions underlying or relating to any of these statements. These statements may be identified by the use of words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “will” and similar expressions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could contribute to such differences include those discussed in this document, such as a significant decrease in our cash level, a material change in our operating losses and a failure to realize the anticipated cash savings from the three and six months ended June 2002 restructuring programs. Except as required by law, we undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

We were incorporated in June 1997 to develop, market and sell eLearning products and services. We provide infrastructure software and related services that allow our customers to create, deploy and manage learning and knowledge exchanges over the Internet.

Critical Accounting Policies and Estimates

    General

Discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, we evaluate estimates, including those related to revenue recognition, allowance for doubtful accounts, goodwill and intangible assets, allowance for deferred tax assets and restructuring. Estimates are based on historical experience and on various other assumptions that management believes to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

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

    Goodwill and Intangible Assets

In assessing the recoverability of goodwill and other identified intangible assets we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If the current business environment remains at its current levels, and the Company’s stock price remains below book value, an impairment charge for all, and or a portion, of the goodwill and intangibles book value may be required.

    Restructuring

During fiscal year 2001 and the six months ended June 30, 2002, we recorded significant reserves in connection with our restructuring programs. These reserves include estimates pertaining to the ability to sub-lease facilities closed in Sunnyvale and Mountain View, California. The actual costs may differ from these estimates. These estimates will be reviewed and potentially revised on a quarterly basis and to the extent that future vacancy rates and sublease rates vary adversely from those estimates, we may incur additional losses that are not included in the accrued facilities consolidation charge at June 30, 2002. Conversely, unanticipated improvements in vacancy rates or sublease rates, or termination settlements for less than our accrued amounts, may result in a reversal of a portion of the accrued balance and a benefit on our statement of operations in a future period. Such reversals would be reflected as a credit to facilities consolidation charges.

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

History of Losses

We have incurred significant costs to develop our technology and products and to build our engineering, sales, marketing, professional services and administration departments. As a result, we have incurred significant losses since inception and, as of June 30, 2002, had an accumulated deficit of $181.1 million. We believe our success depends on increasing our customer and partner base and continually enhancing our products. We expect to continue to incur operating losses through fiscal year 2002.

Results of Operations

Three and Six Months Ended June 30, 2002 and 2001

    Revenue

Total revenue decreased $2.3 million, from $8.9 million for the three months ended June 30, 2001 to $6.6 million for the three months ended June 30, 2002. Total revenue decreased $1.3 million, from $16.0 million for the six months ended June 30, 2001, to $14.7 million for the six months ended June 30, 2002. The decreases in total revenue were primarily attributable to a decrease in licenses sales to new customers and less business referred from our reseller partners.

Total license revenue decreased $2.1 million, from $4.8 million for the three months ended June 30, 2001 to $2.7 million for the three months ended June 30, 2002. Total license revenue decreased $1.9 million, from $9.0 million for the six months ended June 30, 2001 to $7.1 million for the six months ended June 30, 2002.

Total service and maintenance revenue decreased $215,000, from $4.1 million for the three months ended June 30, 2001 to $3.9 million for the three months ended June 30, 2002. Total service and maintenance revenue increased $494,000, from $7.1 million for the six months ended June 30, 2001 to $7.6 million for the six months ended June 30, 2002. The decrease in service and maintenance revenue in the three month period ended June 30, 2002 was primarily attributable to decrease in the number of new customer implementations, partially offset by the cumulative effect of renewals of annual maintenance agreements. The increase in service and maintenance revenue in the six month period ended June 30, 2002 was primarily attributable to the cumulative effect of renewals of annual maintenance agreements.

In the three and six months ended June 30, 2002 and June 30, 2001, no customer accounted for sales greater than 10% of the Company’s total revenues.

    Costs of revenue

Cost of license revenue decreased $24,000, from $50,000 for the three months ended June 30, 2001 to $26,000 for the three months ended June 30, 2002. Cost of license revenue decreased for the three month period ended June 30, 2002 due to decreased license revenue. Cost of license revenue increased $5,000, from $72,000 for the six months ended June 30, 2001 to $77,000 for the six months ended June 30, 2002. Cost of license revenue increased for the six months ended June 30, 2002 due to costs associated with Docent Exchange studio equipment in the first quarter of 2002, a gForce product acquired in October 2001.

Cost of service and maintenance revenue decreased $1.9 million, from $4.4 million for the three months ended June 30, 2001 to $2.5 million for the three months ended June 30, 2002. Cost of service and maintenance revenue decreased $2.7 million, from $7.6 million for the six months ended June 30, 2001, to $4.9 million for the six months ended June 30, 2002. The decreases in the cost of service and maintenance revenue was due to decreased use of third party implementation service partners, decreased personnel in our professional services organization, and a decrease in stock-based compensation.

Expenses relating to third party implementation service partners decreased $1.1 million, from $2.0 million in the three months ended June 30, 2001 to $850,000 in the three months ended June 30, 2002. Expenses relating to service and maintenance personnel decreased $575,000, from $2.1 million in the three months ended June 30, 2001 to $1.5 million in the three months ended June 30, 2002. Stock-based compensation decreased $214,000, from $291,000 in the three months ended June 30, 2001 to $77,000 in the three months ended June 30, 2002.

Expenses relating to third party implementation service partners decreased $1.2 million, from $2.8 million in the six months ended June 30, 2001 to $1.6 million in the six months ended June 30, 2002. Expenses relating to service and maintenance personnel decreased $1.0 million, from $4.1 million in the six months ended June 30,

2001 to $3.1 million in the six months ended June 30, 2002. Stock-based compensation decreased $452,000, from $646,000 in the six months ended June 30, 2001 to $194,000 in the three months ended June 30, 2002.

Service and maintenance gross profit (loss) percentage increased from (6%) gross loss for the three months ended June 30, 2001 to 37% gross profit for the three months ended June 30, 2002. Service and maintenance gross profit (loss) percentage increased from (8%) gross loss for the six months ended June 30, 2001 to 34% gross profit for the six months ended June 30, 2002. The increases in the both periods are primarily attributable to the improved billable utilization of employee consultants that perform implementation and other consulting services for customers.

Operating expenses

Stock-based compensation.    Stock-based compensation expense relating to common stock, options and warrants was a $3.3 million expense for the three months ended June 30, 2001 and $2.2 million credit for the three months ended June 30, 2002. Stock-based compensation expense relating to common stock, options and warrants was $7.1 million expense for the six months ended June 30, 2001 and $947,000 credit for the six months ended June 30, 2002.

Stock-based compensation is being expensed using an accelerated amortization method, thus more expenses were recorded early in the life of the options. The 2002 termination of certain Docent officers with unvested options, that had already been expensed under the accelerated method, created an overall stock-based compensation credit of $2.2 million for the three months ended June 30, 2002 and $947,000 for the six months ended June 30, 2002.

Research and development expenses.    Research and development expenses were $2.5 million for the three months ended June 30, 2001 and the three months ended June 30, 2002. Research and development expenses increased $1.9 million, from $5.0 million for the six months ended June 30, 2001, to $6.9 million for the six months ended June 30, 2002. The increase in the six month period was primarily attributable to increases in the number of external development consultants and research and development personnel, the cost of amortized developed and core technology from the gForce acquisition, partially offset by a decrease in stock-based compensation. To date, all software development costs have been expensed in the period incurred.

Stock-based compensation decreased $956,000, from $389,000 of expense in the three months ended June 30, 2001 to a credit of $567,000 in the three months ended June 30, 2002. This was partially off-set by expenses relating to research and development personnel increasing $545,000, from $2.0 million in the three months ended June 30, 2001 to $2.6 million in the three months ended June 30, 2002. There was no amortization of developed and core technology expense in the three months ended June 30, 2001, compared to $359,000 in the three months ended June 30, 2002.

Expenses relating to research and development personnel increased $1.6 million, from $3.6 million in the six months ended June 30, 2001 to $5.2 million in the six months ended June 30, 2002. Expenses relating to external development consultants increased $914,000, from $465,000 in the six months ended June 30, 2001 to $1.4 million in the six months ended June 30, 2002. There was no amortization of developed and core technology expense in the six months ended June 30, 2001, compared to $719,000 in the six months ended June 30, 2002. This was partially off-set by stock-based compensation decreasing $1.2 million, from $825,000 of expense in the six months ended June 30, 2001 to a credit of $423,000 in the six months ended June 30, 2002.

Sales and marketing expense.    Sales and marketing expenses decreased $8.3 million, from $13.0 million for the three months ended June 30, 2001 to $4.7 million for the three months ended June 30, 2002. Sales and marketing expenses decreased $13.4 million, from $26.1 million for the six months ended June 30, 2001 to $12.7 million for the six months ended June 30, 2002. The decreases in the three and six months periods were attributable to the decrease in the number of employees, stock-based compensation, and outside professional services and consultants.

Expenses relating to sales and marketing personnel decreased $5.9 million, from $10.5 million in the three months ended June 30, 2001 to $4.6 million in the three months ended June 30, 2002. Stock-based compensation decreased $2.0 million, from $1.3 million of expense in the three months ended June 30, 2001 to a credit of $629,000 in the three months ended June 30, 2002.

Expenses relating to sales and marketing personnel decreased $9.1 million, from $19.8 million in the six months ended June 30, 2001 to $10.7 million in the six months ended June 30, 2002. Stock-based compensation decreased $3.0 million, from $2.9 million of expense in the six months ended June 30, 2001 to a credit of $117,000 in the six months ended June 30, 2002. Expenses relating to outside services and consultants decreased $1.3 million in the six months ended June 30, 2002, from $1.6 million in the six months ended June 30, 2001 to $328,000 in the six months ended June 30, 2002.

General and administrative expense.    General and administrative expense decreased $3.2 million, from $3.9 million for the three months ended June 30, 2001 to $708,000 for the three months ended June 30, 2002. General and administrative expense decreased $4.4 million, from $7.3 million for the six months ended June 30, 2001, to $2.9 million for the six months ended June 30, 2002. The decrease was primarily attributable to the decreases in stock-based compensation expense, consulting fees for recruiting and investor relations, and legal and international accounting fees.

Stock-based compensation decreased $2.4 million, from $1.3 million of expense in the three months ended June 30, 2001 to a credit of $1.1 million in the three months ended June 30, 2002. Legal and accounting fees decreased $362,000, from $841,000 for the three months ended June 30, 2001 to $479,000 for the three months ended June 30, 2002. Consulting fees decreased $299,000, from $318,000 for the three months ended June 30, 2001 to $19,000 for the three months ended June 30, 2002.

Stock-based compensation decreased $3.3 million, from $2.7 million of expense in the six months ended June 30, 2001 to a credit of $601,000 in the six months ended June 30, 2002. Consulting fees decreased $605,000, from $686,000 for the six months ended June 30, 2001 to $81,000 for the six months ended June 30, 2002. Legal and accounting fees decreased $526,000 from $1.3 million for the six months ended June 30, 2001 to $843,000 for the six months ended June 30, 2002.

Restructuring charge.    During the three and six months ended June 30, 2002, the Company implemented restructuring programs to better align operating expenses with anticipated revenues.

During the first quarter of fiscal 2002, the Company recorded a $925,000 restructuring charge, which consisted of $886,000 in employee severance costs and $39,000 in other exit costs. The restructuring program resulted in a reduction in force across all company functions of approximately 17%, or 42 employees.

During the second quarter of fiscal 2002, the Company recorded a $3.1 million restructuring charge, which consisted of $2.1 million in facility exit costs, $822,000 in employee severance costs, $163,000 in equipment impairment, and $27,000 in other exit costs. The restructuring program resulted in a reduction in force across all company functions of approximately 17%, or 36 employees.

During the second quarter of fiscal 2002, the Company increased its estimate of the total costs associated with the above restructuring activities and recorded an adjustment of $298,000. The adjustment reflects the reduction of the estimated sublease income of one vacated facility of $372,000, offset by the settlement of another lease obligation of $74,000.

We expect that the restructuring programs will save the Company approximately $2.6 million per quarter of cash.

    Interest expense, other income and expense, net, and interest income

Interest expense.    Interest expense decreased $75,000, from $121,000 for the three months ended June 30, 2001 to $46,000 for the three months ended June 30, 2002. Interest expense decreased $57,000, from $193,000 for the six months ended June 30, 2001 to $136,000 for the six months ended June 30, 2002. These decreases were attributable to lower capital lease and equipment loan balances.

Other income and expense, net.    Other income and expense, net, increased $237,000, from $40,000 net expense for the three months ended June 30, 2001 to $197,000 net income for the three months ended June 30, 2002. Other income and expense, net, increased $227,000, from $177,000 net expense for the six months ended June 30, 2001 to $50,000 net income for the six months ended June 30, 2002. These increases were attributable to a foreign exchange gain, net of $261,000 in the three months ended June 30, 2002 and $215,000 for the six months ended June 30, 2002.

Interest income.    Interest income decreased $806,000, from $1.1 million for the three months ended June 30, 2001 to $245,000 for the three months ended June 30, 2002. Interest income decreased $2.0 million, from $2.6 million for the six months ended June 30, 2001 to $608,000 for the six months ended June 30, 2002. These decreases were the result of lower average cash and investments balances maintained by the Company, reflecting the use of cash to fund operations.

Provision for income taxes

We incurred operating losses for all periods from inception through June 30, 2002, and therefore have not recorded a provision for U.S. income taxes. We recorded a provision for foreign and state income taxes of $46,000 for the three months ended June 30, 2002, and $94,000 for the six months ended June 30, 2002. We recorded a provision for foreign and state income taxes of $24,000 for the three months ended June 30, 2001, and $44,000 for the six months ended June 30, 2001. We have recorded a valuation allowance for the full amount of our net deferred tax assets.

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

Liquidity and Capital Resources

Since inception, we have funded our operations primarily through the sale of equity securities, from which we raised net proceeds of $172.1 million through June 30, 2002. As of June 30, 2002, we had approximately $36.1 million of cash and cash equivalents and $14.0 million of short term investments.

Cash used in operating activities was $11.9 million for the six months ended June 30, 2002, as compared to $23.8 million for the six months ended June 30, 2001. The cash used during these periods was attributable to net losses of $16.6 million for the six months ended June 30, 2002 and $27.9 million for the six months ended June 30, 2001. During the six months ended June 30, 2002, cash used to fund net losses was partially off-set by a decrease in accounts receivable of $3.9 million. The decrease in accounts receivable is due to lower revenue levels and improved cash collections. During the six months ended June 30, 2001, cash used to fund net losses was less than the amount of such net losses because a component of net losses were non-cash compensation charges related to various equity instruments granted to employees and non-employees. Total expenses in relation to these grants were $7.1 million for the six months ended June 30, 2001.

The investment in property and equipment, excluding equipment acquired under capital leases, was $481,000 in the six months ended June 30, 2002 and was $1.9 million in the six months ended June 30, 2001. During the first six months of 2002, we sold $38.8 million of short term investments, partially offset by the purchase of $18.9 million of short term investments. During the first six months of 2001, we purchased $49.8 million of short and long term investments, partially offset by the sale of $38.5 million of short and long term investments.

Cash provided by financing activities was $237,000 during the six months ended June 30, 2002, and $363,000 for the three months ended June 30, 2001. The cash provided by financing activities in the first six months of 2002 resulted from the repayment of stockholder receivables totaling $783,000, partially off-set by payments of notes payable and capital lease obligations of $516,000. The cash provided by financing activities in the first six months of 2001 resulted from proceeds from the employee stock purchase plan of $1.1 million, partially off-set by the payments of notes payable and capital lease obligations of $742,000.

At June 30, 2002, our contractual obligations and commercial commitments were as follows (in thousands):

		Payment Due by Period
	Total	Less than 1 year	1-3 Years
Capital lease obligation	$220	$145	$75
Operating leases	4,358	1,427	2,931
Restructuring operating leases	4,909	3,718	1,191
Accenture consulting obligation	809	809	—

Total contractual cash obligations	$10,296	$6,099	$4,197

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

Related Party

In March 2000, we entered into an alliance agreement with Accenture, which is a shareholder of ours and one of whose retired partners is a director of the Company. The alliance agreement provides for the resale of our software products and services by Accenture, the submission of joint proposals to potential clients where either we would be subcontracting our services to Accenture or Accenture would be subcontracting its services to us; the alliance agreement also provides for revenue sharing. The alliance agreement is for an initial term of three years, terminating on March 31, 2003, with either party having the right to terminate the agreement without cause on 60 days’ notice. At June 30, 2002, we believe Accenture held approximately 793,000 shares of our common stock and had warrants to purchase an additional 2,396,000 shares at $7.52 per share. These warrants expire on March 31, 2003. Accenture’s holdings in our common stock on a fully diluted basis on June 30, 2002 represented approximately 7.0% of outstanding shares of our common stock.

As part of the alliance agreement, Accenture resells our software products to third party customers. In 2001, we recognized $864,000 of revenue from Accenture as part of this resale arrangement. During the six months ended June 30, 2002, we recognized $324,000 of revenue from Accenture as part of this resale arrangement. Pricing for Accenture resale agreements represents the fair value of comparable resale agreements with our other reseller partners. In 2000, we sold to Accenture a Docent Enterprise software license for Accenture’s internal use and recognized $663,000 of associated revenue. Pricing for this internal use license represents the fair value of comparable agreements with unaffiliated third parties at the time of the sale.

A component of the alliance agreement with Accenture is revenue sharing. When Accenture introduces Docent to prospective third party customers, Accenture is entitled to a portion of the contracted license fee, if we sell a license directly to such prospective third party customers. The negotiated revenue sharing amounts range from 10% to 30%, based on the amount of time and effort it takes to complete each sale. Our license revenue related to such sales is decreased by the revenue sharing amount due to Accenture. During 2001, we decreased our license revenue by $858,000, due to the revenue sharing agreement with Accenture. During the six months ended June 30, 2002, we decreased our license revenue by $306,000, due to the revenue sharing agreement with Accenture. At June 30, 2002, we owed Accenture $208,000 related to license agreements signed that are subject to revenue sharing.

Docent subcontracted to Accenture $68,000 in 2001 and $11,000 in 2000 of consulting work for our third party customers. During the six months ended June 30, 2002, Docent did not subcontract with Accenture any consulting work for our third party customers. Accenture charges us its standard hourly rates for consulting. Accenture subcontracted to us consulting work for Accenture’s third party customers in the amount of $337,000 during 2001 and $60,000 during 2000. During the six months ended June 30, 2002, Accenture subcontracted to us $5,000 of consulting work for its third party customers. Docent charges Accenture its standard hourly rates for consulting, and records such amounts as service revenue.

Concurrent with the alliance agreement, we entered into a consulting services agreement with Accenture pursuant to which we are currently committed to purchase $809,000 of consulting services from Accenture prior to April 1, 2003.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. The new rules require business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and goodwill acquired after this date will no longer be amortized, but will be subject to annual impairment tests. Application of the non-amortization provisions of Statement 142 is not expected to result in any change to results of operations in 2002, as there was no goodwill being amortized in 2001. All other intangible assets will continue to be amortized over their estimated useful lives. The Company performed the first of the required impairment tests of goodwill as of January 1, 2002. No impairment of goodwill was determined as of January 1, 2002. The Company intends to do an annual impairment test of goodwill associated with the gForce purchase as of October 1, 2002. If the current business environment remains at its current levels and the Company’s market value remains lower than its book value, an impairment charge for all, or a portion, of the goodwill and intangibles book value may be required.

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

PART II

Item 1.    Legal Proceedings

Not applicable.

Item 2.    Changes in Securities

Not applicable.

Item 3.    Defaults Upon Senior Securities

Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

At our annual meeting of stockholders, held on June 7, 2002, the following matters were submitted to a vote of the stockholders:

1)  Election of directors

Name	For	Withhold
Kevin G. Hall	26,649,129	277,465
David Mandelkern	25,551,190	1,375,404

After the June 7, 2002 Annual Stockholders’ Meeting, the following individuals were also directors of the Company: R. Andrew Eckert, Jos C. Henkens, Ali Kutay and Robert A. Lauer.

2)  Ratification of selection of Ernst & Young LLP as independent auditors for fiscal year ended December 31, 2002

For	Against	Abstain
26,711,498	177,979	37,117

Item 5.     Other Information

Not applicable.

Item 6.    Exhibits and Reports on Form 8-K

Exhibits:

(a	)	The exhibits listed on the accompanying index to exhibits are filed or incorporated by reference (as stated therein) as part of this report on 10-Q.

Form 8-K:

(a	)	Report on Form 8-K filed on May 21, 2002 regarding 20% reduction in force, changes to management team, and revised revenue estimates for second quarter of 2002.

(b	)	Report on Form 8-K filed on July 5, 2002 regarding preliminary second quarter financial results, and revised revenue estimates for second quarter of 2002.

(c	)	Report on Form 8-K filed on July 29, 2002 regarding departure of the Company’s Chief Financial Officer, Arthur T. Taylor, and the appointment of Steven D. Lance as acting Chief Financial Officer.

(d	)	Report on Form 8-K filed on August 12, 2002 regarding certification pursuant to 18 U.S.C. as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

DOCENT, INC. (Registrant)

By:	/s/ R. ANDREW ECKERT
R. Andrew Eckert President, Chief Executive Officer and Director

By:	/s/ NEIL J. LAIRD
Neil J. Laird Sr. Vice President and Chief Financial Officer

Date: August 12, 2002

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

10.6	Master Consulting Services dated April 1, 2000 between the Company and Accenture (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (No. 333-34546)).

10.7	Master Alliance Agreement dated June 30, 2000 between the Company and Accenture (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (No. 333-34546)).

10.8
Master License and Services Agreement dated June 26, 2000 between the Company and Qwest Communications (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (No. 333-34546)).

10.9
Professional Services Agreement dated June 27, 2000 between the Company and Qwest Communications (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (No. 333-34546)).

10.10
Marketing Agreement dated June 30, 2000 between the Company and Harvard Business School Publishing (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1 (No. 333-34546)).

10.11
Lease Agreement dated September 22, 1999 by and between the Company and Limar Realty Corp. #17 (incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1 (No. 333-34546)).

10.12
Lease Agreement dated February 1, 2000 by and between the Company and Connecticut General Life Insurance Company (incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1 (No. 333-34546)).

10.13
Subordinated Loan and Security Agreement dated April 23, 1999 by and between the Company and Comdisco, Inc. (incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-1 (No. 333-34546)).

10.14	Promissory Note from David Mandelkern to the Company (incorporated by reference to Exhibit 10.27 to the Company’s Registration Statement on Form S-1 (No. 333-34546)).

10.15
Stock Pledge Agreements dated July 9, 1997 by and between the Company and David Mandelkern (incorporated by reference to Exhibit 10.28 to the Company’s Registration Statement on Form S-1 (No. 333-34546)).

10.16	Sublease Agreement dated April 23, 2001 by and between the Company and Loudcloud, Inc. (incorporated by reference to Exhibit 10.33 to the Company’s 10-Q filed on May 10, 2001).

10.17	Employment Letter from the Company to R. Andrew Eckert dated December 11, 2001 (incorporated by reference to Exhibit 10.23 to the Company’s 10-K filed on April 1, 2002).

10.18	Form of Officers Change in Control Agreement entered into by the Company (incorporated by reference to Exhibit 10.24 to the Company’s 10-K filed on April 1, 2002).

10.19	Employment Letter from the Company to Dave Crussell dated January 23, 2002 (incorporated by reference to Exhibit 10.24 to the Company’s 10-Q filed on May 13, 2002).

10.20	Employment Letter from the Company to Neil J. Laird dated August 2, 2002.