Form 10-Q
period 2002-09-30
DOCENT INC
filed 2002-11-13
CIK 1043134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

As of October 31, 2002, the Registrant had outstanding approximately 14,320,000 shares of Common Stock, $0.001 par value per share.

DOCENT, INC.

PART I

DOCENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2002	2001
(in thousands)	(Unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$37,839	$28,460
Short term investments	6,950	33,840
Restricted cash	514	456
Accounts receivable, net of allowances for doubtful accounts of $593 at September 30, 2002 and $541 at December 31, 2001	5,134	9,992
Prepaid expenses and other current assets	1,208	2,762

Total current assets	51,645	75,510
Property and equipment, net	3,551	4,702
Goodwill	760	900
Other intangible assets, net	1,913	2,992
Other assets	444	443

Total assets	$58,313	$84,547

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$919	$1,650
Accrued payroll and related liabilities	2,367	3,297
Accrued liabilities	3,802	4,132
Current portion of restructuring accrual	1,289	2,996
Deferred revenue	5,436	6,177
Current portion of capital lease obligations	129	177
Notes payable	—	351

Total current liabilities	13,942	18,780
Restructuring accrual	1,036	973
Capital lease obligations	52	143
Commitments and Contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 5,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value per share; 83,333 shares authorized; 14,320 and 14,251 shares issued and outstanding as of September 30, 2002 and December 31, 2001, respectively	14	14
Additional paid-in capital	231,326	238,880
Receivables from stockholders	(197)	(980)
Unearned stock-based compensation	(1,283)	(8,292)
Treasury stock, at cost: 539 shares as of September 30, 2002 and 98 shares as of December 31, 2001	(1,592)	(667)
Accumulated deficit	(185,011)	(164,435)
Accumulated other comprehensive income	26	131

Total stockholders’ equity	43,283	64,651

Total liabilities and stockholders’ equity	$58,313	$84,547

(1)	Derived from the Company’s audited financial statements as of December 31, 2001.

The accompanying notes are an integral part of these financial statements.

DOCENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine months Ended September 30,
(in thousands, except per share amounts)	2002	2001	2002	2001
Revenue:
License	$2,496	$2,617	$9,602	$11,578
Services and maintenance	3,560	3,378	11,105	10,429

Total revenue	6,056	5,995	20,707	22,007

Cost of revenue:
Cost of license	122	44	199	116
Cost of services and maintenance (1)	1,987	3,379	6,934	10,965

Total cost of revenue	2,109	3,423	7,133	11,081

Gross profit (loss):
License	2,374	2,573	9,403	11,462
Services and maintenance	1,573	(1)	4,171	(536)

Total gross profit	3,947	2,572	13,574	10,926

Operating expenses:
Research and development (1)	2,895	2,978	9,777	7,995
Sales and marketing (1)	4,571	11,237	17,222	37,385
General and administrative (1)	1,479	3,082	4,351	10,376
Restructuring charges	(1,093)	4,185	3,193	4,185

Total operating expenses	7,852	21,482	34,543	59,941

Loss from operations	(3,905)	(18,910)	(20,969)	(49,015)
Interest expense	(6)	(50)	(142)	(244)
Other income and (expense), net	(189)	(113)	(139)	(289)
Interest income	215	790	823	3,400

Loss before provision for income taxes	(3,885)	(18,283)	(20,427)	(46,148)
Provision for income taxes	55	25	149	69

Net loss	$(3,940)	$(18,308)	$(20,576)	$(46,217)

Net loss per share—basic and diluted	$(0.28)	$(1.34)	$(1.47)	$(3.41)

Weighted average common shares outstanding	13,952	13,707	14,029	13,552

(1)	Non-cash amounts for amortization of unearned stock-based compensation, acceleration of stock option vesting and issuance of options in exchange for services include the following:

	Three Months Ended September 30,		Nine months Ended September 30,
	2002	2001	2002	2001
Cost of services and maintenance	$39	$209	$233	$855

Operating expenses:
Research and development	48	257	(375)	1,082
Sales and marketing	172	917	56	3,800
General and administrative	158	912	(444)	3,655

Total included in operating expenses	$378	$2,086	$(763)	$8,537

The accompanying notes are an integral part of these financial statements.

DOCENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months Ended September 30,
(in thousands)	2002	2001
Cash flows from operating activities
Net loss	$(20,576)	$(46,217)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,560	1,386
Amortization of deferred interest expense	38	79
Amortization of intangible assets	1,079	—
Amortization of unearned stock-based compensation	(545)	9,170
Non-cash restructuring charges	333	—
Acceleration of stock option vesting	15	179
Issuance of options in exchange for services	—	44
Changes in operating assets and liabilities:
Accounts receivable, net	4,858	(1,956)
Prepaid expenses and other assets	1,429	(1,034)
Accounts payable	(731)	289
Accrued liabilities	(1,120)	74
Restructuring accrual	(1,644)	3,718
Deferred revenue	(741)	(1,221)

Net cash used in operating activities	(16,045)	(35,489)

Cash flows from investing activities
Purchases of property and equipment	(592)	(2,388)
Restricted cash	(58)	—
Sales of short term and long term investments	57,805	55,185
Purchases of short term and long term investments	(30,901)	(63,728)

Net cash provided (used) by investing activities	26,254	(10,931)

Cash flows from financing activities
Proceeds from the employee stock purchase plan and exercising of common stock options and warrants, net	413	1,274
Proceeds from repayment of stockholder receivable	783	—
Repurchase of common stock	(428)	(119)
Repayments of capital lease obligations	(165)	(72)
Treasury stock purchased	(925)	—
Repayments of notes payable	(389)	(882)

Net cash provided (used) by financing activities	(711)	201

Net increase (decrease) in cash and cash equivalents	9,498	(46,219)
Cash and cash equivalents, beginning of period	28,460	92,818
Effect of exchange rate change on cash and cash equivalents	(119)	17

Cash and cash equivalents, end of period	$37,839	$46,616

Supplemental disclosures of cash flow information
Interest paid	$193	$141

Income taxes paid	$137	$4

Supplemental disclosures of noncash investing and financing activities
Equipment acquired under capital leases	$26	$181

Unearned stock-based compensation	$(4,547)	$(2,147)

Unrealized gain on available for sale investments	$14	$45

Adjustment to goodwill	$140	$—

The accompanying notes are an integral part of these financial statements.

DOCENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.    Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared by Docent, Inc. (the “Company”) in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, the interim consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the information required to be included. Operating results for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for any future periods, including the full fiscal year. Reference should also be made to the Annual Consolidated Financial Statements, Notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

Certain prior year balances have been reclassified to conform to the current period presentation.

All share and per share data included in the condensed consolidated financial statements have been retroactively adjusted to reflect a one-for-three reverse split approved by the Company’s Board of Directors on October 22, 2002.

2.    Net Loss Per Share

Basic and diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share excludes potential common shares since their effect is antidilutive. Potential common shares are comprised of common stock subject to repurchase rights and incremental shares of common stock issuable upon the exercise of stock options or warrants. All share and per share data included in the condensed consolidated financial statements have been retroactively adjusted to reflect a one-for-three reverse split approved by the Company’s Board of Directors on October 22, 2002.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

	(Unaudited)
	Three Months Ended September 30,		Nine months Ended September 30,
	2002	2001	2002	2001
Net loss	$(3,940)	$(18,308)	$(20,576)	$(46,217)

Basic and diluted shares:
Weighted average common shares outstanding	14,005	14,099	14,121	14,027
Weighted average unvested common shares subject to repurchase	(53)	(392)	(92)	(475)

Weighted average shares used to compute basic and diluted net loss per share	13,952	13,707	14,029	13,552

Net loss per share—basic and diluted	$(0.28)	$(1.34)	$(1.47)	$(3.41)

DOCENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
UNAUDITED

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

During the second quarter of fiscal 2002, the Company increased its estimate of the total costs associated with the above restructuring activities and recorded an adjustment of $298,000. The adjustment reflects the reduction of the estimated sublease income of one vacated facility in the amount of $372,000, partially offset by the settlement of another lease obligation in the amount of $74,000.

During the third quarter of fiscal 2002, the Company settled a facility lease obligation of a vacated facility, associated with the above restructuring activities, and recorded an adjustment of $1.6 million. The adjustment reflects a reduction of the future monthly lease payments that were originally estimated to be $3.0 million, but were settled for $1.4 million.

During the third quarter of fiscal 2002, the Company continued the announced second quarter restructuring actions to better align operating expenses with anticipated revenue. The Company recorded a $381,000 restructuring charge, which consisted of $271,000 in employee severance costs, and $110,000 in equipment impairment. The continued restructuring program resulted in a reduction in force across all company functions of approximately 5%, or nine employees.

DOCENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
UNAUDITED

The following table depicts the restructuring activity during the nine months ended September 30, 2002 (in thousands):

	Balance at Dec. 31, 2001	Additions	Provision Adjustments	Expenditures		Balance at September 30, 2002
Category				Cash	Non-cash
Vacated facilities	$3,309	$2,051	$(1,176)	$(2,193)	$(62)	$1,929
Employee severance	369	1,979	—	(2,104)	—	244
Operating assets	57	273	—	(59)	(271)	—
Other costs	234	66	—	(148)	—	152

Total	$3,969	$4,369	$(1,176)	$(4,504)	$(333)	$2,325

4.     Comprehensive Loss

The components of comprehensive loss are net loss, foreign currency translation adjustments and unrealized gains and losses on available for sale investments. The total comprehensive loss was $3,923,000 for the three months ended September 30, 2002 and $18,217,000 for the three months ended September 30, 2001. The comprehensive loss was $20,681,000 for the nine months ended September 30, 2002 and $46,155,000 for the nine months ended September 30, 2001.

5.     Goodwill and Intangible Assets

Goodwill and intangible assets arose from the Company’s acquisition of the business of gForce Systems, Inc. Goodwill was subsequently reduced by $140,000 in the three months ended June 30, 2002 to $760,000, due to the settlement of a liability for an amount less than the amount recorded at the time of the acquisition. The intangible assets are being amortized on a straight-line basis over periods ranging from fourteen to thirty-nine months and consist of (in thousands):

	September 30, 2002			December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Developed technology	$568	$(467)	$101	$568	$(101)	$467
Core technology	2,493	(796)	1,697	2,493	(174)	2,319
Trade name	83	(68)	15	83	(15)	68
Patents	148	(48)	100	148	(10)	138

	$3,292	$(1,379)	$1,913	$3,292	$(300)	$2,992

The total estimated amortization expense related to intangible assets is provided in the table below (in thousands):

Fiscal Year
Remainder 2002	$337
2003	880
2004	696

$1,913

DOCENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
UNAUDITED

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

The following table sets forth revenue by geographic region for the periods indicated (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
United States	$4,982	$4,081	$16,165	$17,659
Europe	1,011	1,914	4,294	4,348
Asia/Pacific	63	—	248	—

	$6,056	$5,995	$20,707	$22,007

The following table sets forth long-lived assets by geographic region as of the dates indicated (in thousands):

	September 30, 2002	December 31, 2001
United States	$6,306	$8,664
Europe	249	361
Asia/Pacific	113	12

	$6,668	$9,037

In the three months ended September 30, 2002, no customer accounted for sales greater than 10% of the Company’s total revenue. One customer accounted for 11% of the Company’s total revenue for the three months ended September 30, 2001. In the nine months ended September 30, 2002 and September 30, 2001, no customer accounted for sales greater than 10% of the Company’s total revenue.

7.     Recent Pronouncements

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. The new rules require business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and goodwill acquired after this date will no longer be amortized, but will be subject to annual impairment tests. Application of the non-amortization provisions of Statement 142 did not result in any change to results of operations in 2002, as there was no goodwill being amortized in 2001. All other intangible assets will continue to be amortized over their estimated useful lives. The Company performed the first of the required impairment tests of goodwill as of January 1, 2002. No impairment of goodwill was determined to exist as of January 1, 2002. The Company intends to perform an annual impairment test of goodwill as of October 1, 2002. If the business environment remains at its current levels and the Company’s market value remains lower than its book value, an impairment charge for all, or a portion, of the goodwill book value may be required.

DOCENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
UNAUDITED

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (FAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a disposal of a segment of a business. FAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company adopted FAS 144 as of January 1, 2002 and the adoption did not have an impact on the Company’s financial position and results of operations. If the business environment remains at its current levels and the Company’s market value remains lower than its book value, an impairment charge for all, or a portion, of the intangible assets book value may be required.

In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit and Disposal Activities. This statement revises the accounting for exit and disposal activities under Emerging Issues Task Force Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity, by spreading out the reporting of expenses related to restructuring activities. Commitment to a plan to exit an activity or dispose of long-lived assets will no longer be sufficient to record a one-time charge for most anticipated costs. Instead, companies will record exit or disposal costs when they are “incurred” and can be measured at fair value, and they will subsequently adjust the recorded liability for changes in estimated cash flows. The provisions of SFAS No. 146 are effective prospectively for exit or disposal activities initiated after December 31, 2002. Companies may not restate previously issued financial statements for the effect of the provisions of SFAS No. 146 and liabilities that a company previously recorded under EITF Issue No. 94-3 are grandfathered. The Company does not believe that the adoption of SFAS No. 146 will have a material impact on its consolidated financial statements.

8.     Contingencies

From time to time, the Company may become involved in litigation relating to claims arising from the Company’s ordinary course of business. The Company believes that there are no claims or actions pending or threatened, the ultimate disposition of which would have a material adverse effect on the Company.

9.     Income Taxes

The Company incurred operating losses for all periods from inception through September 30, 2002, and therefore has not recorded a provision for U.S. income taxes. The Company recorded a provision for foreign and state income taxes of $55,000 for the three months ended September 30, 2002, and $149,000 for the nine months ended September 30, 2002. For the three and nine months ended September 30, 2001, the Company recorded a provision for foreign income taxes of $25,000 and $69,000, respectively. The Company has recorded a valuation allowance for the full amount of its net deferred tax assets.

10.     Related Party Transactions

In March 2000, the Company entered into an alliance agreement with Accenture, which is a shareholder of the Company and one of whose retired partners is a director of the Company. The alliance agreement provides for the resale of the Company’s software products and services by Accenture, the submission of joint proposals to potential clients where either the Company would be subcontracting its services to Accenture or Accenture would be subcontracting its services to the Company; the alliance agreement also provides for revenue sharing. The alliance agreement is for an initial term of three years, terminating on March 31, 2003, with either party having the right to terminate the agreement without cause on 60 days’ notice. At September 30, 2002, the Company believes Accenture held approximately 72,000 shares of its common stock and had warrants to purchase an additional 799,000 shares at $22.56 per share. These warrants expire on March 31, 2003. Accenture’s holdings in the Company’s common stock on a fully diluted basis on September 30, 2002 represented approximately 6.0% of the outstanding shares of its common stock.

As part of the alliance agreement, Accenture resells the Company’s software products to third party customers. In 2001, the Company recognized $864,000 of revenue from Accenture as part of this resale

DOCENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
UNAUDITED

arrangement. During the nine months ended September 30, 2002, the Company recognized $324,000 of revenue from Accenture as part of this resale arrangement. Pricing for Accenture resale agreements represents the fair value of comparable resale agreements with the Company’s other reseller partners. In 2000, the Company sold to Accenture a Docent Enterprise software license for Accenture’s internal use and recognized $663,000 of associated revenue. Pricing for this internal use license represents the fair value of comparable agreements with unaffiliated third parties at the time of the sale.

A component of the alliance agreement with Accenture is revenue sharing. When Accenture introduces the Company to prospective third party customers, Accenture is entitled to a portion of the contracted license fee, if the Company sells a license directly to such prospective third party customers. The negotiated revenue sharing amounts range from 10% to 30%, based on the amount of time and effort it takes to complete each sale. The Company’s license revenue related to such sales is decreased by the revenue sharing amount due to Accenture. During 2001, the Company decreased its license revenue by $858,000, due to the revenue sharing agreement with Accenture. During the nine months ended September 30, 2002, the Company decreased its license revenue by $316,000, due to the revenue sharing agreement with Accenture. At September 30, 2002, the Company owed Accenture $340,000 related to license agreements signed that are subject to revenue sharing.

The Company subcontracted to Accenture $68,000 in 2001 and $11,000 in 2000 of consulting work for the Company’s third party customers. During the nine months ended September 30, 2002, the Company did not subcontract with Accenture any consulting work for its third party customers. Accenture charges the Company its standard hourly rates for consulting. Accenture subcontracted to the Company consulting work for Accenture’s third party customers in the amount of $337,000 during 2001 and $60,000 during 2000. During the nine months ended September 30, 2002, Accenture subcontracted to the Company $5,000 of consulting work for its third party customers. The Company charges Accenture its standard hourly rates for consulting, and records such amounts as service revenue.

Concurrent with the alliance agreement, the Company entered into a consulting services agreement with Accenture pursuant to which the Company is currently committed to purchase $809,000 of consulting services from Accenture prior to April 1, 2003.

On August 14, 2002, Docent signed a consulting agreement with one of its board members. The agreement is for one year and will compensate the board member $1,500 per day worked. The agreement also grants the board member 13,000 stock options that vest over one year. The board member will be consulting Docent management regarding strategic planning and business development.

11.     Subsequent Events

On October 28, 2002, the Company completed a one-for-three reverse split of its outstanding common stock. The Company’s shareholders authorized the reverse stock split at a Special Shareholders Meeting held on October 15, 2002 and the Company’s Board of Directors approved the one-for-three reverse stock split ratio on October 22, 2002. All information regarding common stock and earnings per share amounts have been restated within this Form 10-Q to reflect the reverse split.

On October 22, 2002, the Company’s Board of Directors re-authorized the Company’s $5.0 million common stock repurchase program for another 12 months. As of October 22, 2002, $3.4 million remained available under the plan for repurchases. Such purchases will be made in the open market from time to time, and may be commenced or suspended at any time without prior notice. Shares purchased will be held as treasury stock.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

The following discussion and analysis should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and related Notes thereto contained elsewhere in this document. Operating results for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for any future periods, including the full fiscal year. Reference should also be made to the Annual Consolidated Financial Statements, Notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations and Risk Factors contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

This discussion contains forward-looking statements that involve risks and uncertainties. These statements relate to our future plans, objectives, expectations and intentions, and the assumptions underlying or relating to any of these statements. These statements may be identified by the use of words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “will” and similar expressions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could contribute to such differences include those discussed in this document, such as a significant decrease in our cash level, a material change in our operating losses and a failure to realize the anticipated cash savings from our announced restructuring programs. Except as required by law, we undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

We were incorporated in September 1997 to develop, market and sell eLearning products and services. We provide infrastructure software and related services that allow our customers to create, deploy and manage learning and knowledge exchanges over the Internet.

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

Revenue Recognition

Our revenue recognition policy is significant because our revenue is a key component of our results of operations. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from quarter to quarter. We follow detailed revenue recognition guidelines discussed below. We recognize revenue in accordance with generally accepted accounting principles that have been prescribed for the software industry. The accounting rules related to revenue recognition are complex and are affected by interpretations of the rules and an understanding of industry practices, both of which are subject to change. Consequently, the revenue recognition accounting rules require management to make significant judgments.

We do not record revenue on sales to customers whose ability to pay is in doubt at the time of sale. Rather, revenue is recognized from these customers as cash is collected. The determination of a customer’s ability to pay requires significant judgment.

Revenue arrangements with extended payment terms are generally considered not to be fixed or determinable and, accordingly, we do not generally recognize revenue on the majority of these arrangements until the customer payment becomes due. The determination of whether extended payment terms are fixed or determinable requires significant judgment by management, including assessing such factors as the past payment history with the individual customer and evaluating the risk of concessions over an extended payment period. The determinations that we make can materially impact the timing of recognition of revenues.

Allowance for Doubtful Accounts.

We record allowances for estimated losses resulting from the inability of our customers to make required payments. We assess the credit worthiness of our customers based on multiple sources of information and analyze such factors as our historical bad debt experiences, industry and geographic concentrations of credit risk, economic trends and changes in customer payment terms. This assessment requires significant judgment. If the financial condition of our customers were to worsen, additional allowances may be required, resulting in future operating losses that are not included in the allowance for doubtful accounts at September 30, 2002.

Goodwill and Intangible Assets

Assessing the recoverability of goodwill and other identified intangible assets requires significant judgment by management regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If the current business environment remains at its current levels, and the Company’s stock price remains below book value, an impairment charge for all, and or a portion, of the goodwill and intangibles book value may be required.

Restructuring

During fiscal year 2001 and the nine months ended September 30, 2002, we recorded significant accruals in connection with our restructuring programs. These accruals include estimates pertaining to the ability to sub-lease a facility in Mountain View, California. The actual costs may differ from these estimates. These estimates will be reviewed and potentially revised on a quarterly basis and, to the extent that future vacancy rates and sublease rates vary adversely from those estimates, we may incur additional losses that are not included in the accrued facilities consolidation charge at September 30, 2002. Conversely, unanticipated improvements in vacancy rates or sublease rates, or termination settlements for less than our accrued amounts, may result in a reversal of a portion of the accrued balance and a benefit on our statement of operations in a future period. Such reversals would be reflected as a credit to restructuring charges.

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

Sources of Revenue and Revenue Recognition

We generate revenue from the sale of our products and services to enterprises, system integrators, reseller partners, and content providers. To date, we have generated our license and services revenue primarily from direct sales, and referral sales from our system integrators, to enterprise customers.

Enterprise customers have the option of purchasing perpetual licenses or renting time-based licenses for the Docent Enterprise™, Docent Exchange™, Docent Live™ and Docent Peak Performance™ software. Docent Live™ and Docent Peak Performance™ are third party products that we resell. Our perpetual licensees pay an initial fee based on the number of users and may enter into annual maintenance contracts that include the right to receive periodic unspecified upgrades, error corrections, and telephone and Web-based support. Our time-based licenses require license holders to pay a monthly fee, which is based on the number of users and includes maintenance and support. Customers with perpetual or time-based licenses may also outsource to Docent the hosting of their system on a third party’s server for a monthly fee and an initial set-up fee.

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

For arrangements requiring customer acceptance, revenue recognition is deferred until the earlier of the end of the acceptance period or until written notice of acceptance is received from the customer. We consider all arrangements with payment terms longer than normal not to be fixed or determinable. Our normal payment terms currently range from “net 30 days” to “net 60 days.” For arrangements involving extended payment terms, revenue recognition generally occurs when payments are due.

For arrangements involving time-based licenses, customers pay a fee based on the number of users, and such fees include maintenance and support. Objective evidence of fair value does not exist for the related maintenance and support, as maintenance and support are not offered separately for such time-based arrangements. In these cases, we recognize the entire arrangement fee ratably over the contractual maintenance and support period, which is generally one year. We have allocated the time-based license and maintenance revenue based on their relative costs.

For arrangements involving a significant amount of services related to installation, modification or customization of our software products, we recognize revenue using the percentage-of-completion method. However, where there are customer acceptance clauses that we do not have an established history of meeting or which are not considered to be routine, we recognize revenue when the arrangement has been completed and accepted by the customer.

For arrangements that include multiple elements, such as a product license, maintenance and support, hosting and professional services, we allocate revenue to all undelivered elements, usually maintenance and support, hosting and professional services, based on objective evidence of the fair value of those elements. Fair value is specific to us and represents the price for which we sell each element separately. Any amount remaining is allocated using the residual method to the delivered elements, generally only the product license, and recognized as revenue when the conditions discussed above are satisfied.

We recognize revenue from fees for ongoing maintenance and support ratably over the period of the maintenance and support agreement, which is generally one year. We recognize revenue allocated to, or fees generated from, the separate selling of professional services as the related services are performed. Fees associated with hosting and application service provider (“ASP”) services are recognized ratably over the period of the hosting agreement, which is generally one year.

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

Costs and expenses

Our cost of license revenue includes the cost of third party software we resell, and the cost of manuals, production media and shipping costs. Our cost of service and maintenance revenue includes salaries and related expenses of our professional services organization and charges related to hosting activities and other third party services.

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

History of Losses

We have incurred significant costs to develop our technology and products and to build our engineering, sales, marketing, professional services and administration departments. As a result, we have incurred significant losses since inception and, as of September 30, 2002, had an accumulated deficit of $185.0 million. We believe our success will depend on increasing our customer and partner base and continually enhancing our products. We expect to continue to incur operating losses at least through fiscal year 2003.

Results of Operations

Three and Nine Months Ended September 30, 2002 and 2001

Revenue

Total revenue increased $61,000, from $6.0 million for the three months ended September 30, 2001 to $6.1 million for the three months ended September 30, 2002. Total revenue decreased $1.3 million, from $22.0 million for the nine months ended September 30, 2001 to $20.7 million for the nine months ended September 30, 2002. The increase in total revenue for the three month period was primarily attributable to an increase in maintenance revenue. The decrease in total revenue for the nine month period was primarily attributable to a decrease in license sales to new customers and a decrease in business referred from our reseller partners.

Total license revenue decreased $121,000, from $2.6 million for the three months ended September 30, 2001 to $2.5 million for the three months ended September 30, 2002. Total license revenue decreased $2.0 million, from $11.6 million for the nine months ended September 30, 2001 to $9.6 million for the nine months ended September 30, 2002.

Total service and maintenance revenue increased $182,000, from $3.4 million for the three months ended September 30, 2001 to $3.6 million for the three months ended September 30, 2002. Total service and maintenance revenue increased $676,000, from $10.4 million for the nine months ended September 30, 2001 to $11.1 million for the nine months ended September 30, 2002. The increases in service and maintenance revenue for the three and nine month periods ended September 30, 2002 were primarily attributable to the cumulative effect of renewals of annual maintenance agreements.

In the three months ended September 30, 2002, no customer accounted for sales greater than 10% of the Company’s total revenue. One customer accounted for 11% of the Company’s total revenue for the three months ended September 30, 2001. In the nine months ended September 30, 2002 and September 30, 2001, no customer accounted for sales greater than 10% of the Company’s total revenue.

Costs of revenue

Cost of license revenue increased $78,000, from $44,000 for the three months ended September 30, 2001 to $122,000 for the three months ended September 30, 2002. Cost of license revenue increased for the three month period ended September 30, 2002 due to the costs associated with the resale of third party software. Cost of license revenue increased $83,000, from $116,000 for the nine months ended September 30, 2001 to $199,000 for the nine months ended September 30, 2002. Cost of license revenue increased for the nine months ended September 30, 2002 due to costs associated with Docent Exchange studio equipment in the first quarter of 2002 and costs associated with the resale of third party software. No third party software was sold in 2001.

Cost of service and maintenance revenue decreased $1.4 million, from $3.4 million for the three months ended September 30, 2001 to $2.0 million for the three months ended September 30, 2002. Cost of service and maintenance revenue decreased $4.1 million, from $11.0 million for the nine months ended September 30, 2001 to $6.9 million for the nine months ended September 30, 2002. The decreases in the cost of service and maintenance revenue were due to decreased use of third party implementation service partners and hosting services, decreased personnel in our professional services organization, and a decrease in stock-based compensation.

Expenses relating to third party implementation service partners and hosting services decreased $692,000, from $1.2 million in the three months ended September 30, 2001 to $495,000 in the three months ended September 30, 2002. Expenses relating to service and maintenance personnel decreased $672,000, from $2.0 million in the three months ended September 30, 2001 to $1.3 million in the three months ended September 30, 2002. Stock-based compensation decreased $170,000, from $209,000 in the three months ended September 30, 2001 to $39,000 in the three months ended September 30, 2002.

Expenses relating to third party implementation service partners and hosting services decreased $1.8 million, from $4.0 million in the nine months ended September 30, 2001 to $2.2 million in the nine months ended September 30, 2002. Expenses relating to service and maintenance personnel decreased $1.7 million, from $6.1 million in the nine months ended September 30, 2001 to $4.4 million in the nine months ended September 30, 2002. Stock-based compensation decreased $622,000, from $855,000 in the nine months ended September 30, 2001 to $233,000 in the three months ended September 30, 2002.

Service and maintenance gross profit percentage increased from 0% for the three months ended September 30, 2001 to 44% for the three months ended September 30, 2002. Service and maintenance gross profit (loss) percentage increased from (5%) gross loss for the nine months ended September 30, 2001 to 38% gross profit for the nine months ended September 30, 2002. The increases in both periods are primarily attributable to the improved billable utilization of employee consultants that perform implementation and other consulting services for customers and less reliance on third party implementation service partners.

Operating expenses

Research and development expenses.    Research and development expenses decreased $83,000, from $3.0 million for the three months ended September 30, 2001 to $2.9 million for the three months ended September 30, 2002. Research and development expenses increased $1.8 million, from $8.0 million for the nine months ended September 30, 2001, to $9.8 million for the nine months ended September 30, 2002. The decrease in the three month period was primarily attributable to a decrease in stock-based compensation and facility costs, partially offset by an increase in the cost of amortized developed and core technology from the gForce acquisition. The increase in the nine month period was primarily attributable to increases in the number of external development consultants and research and development personnel, and the amortization of developed and core technology from the gForce acquisition, partially offset by a decrease in stock-based compensation. To date, all software development costs have been expensed in the period incurred.

Stock-based compensation expense decreased $209,000, from $257,000 of expense in the three months ended September 30, 2001 to $48,000 in the three months ended September 30, 2002. Facility costs decreased $194,000, from $399,000 in the three months ended September 30, 2001 to $205,000 in the three months ended September 30, 2002. These decreases were partially off-set by no amortization of developed and core technology expense in the three months ended September 30, 2001, compared to $359,000 in the three months ended September 30, 2002.

Expenses relating to research and development personnel increased $1.2 million, from $6.2 million in the nine months ended September 30, 2001 to $7.4 million in the nine months ended September 30, 2002. There was no amortization of developed and core technology expense in the nine months ended September 30, 2001, compared to $1.1 million in the nine months ended September 30, 2002. Expenses relating to external development consultants increased $957,000, from $703,000 in the nine months ended September 30, 2001 to $1.7 million in the nine months ended September 30, 2002. This was partially off set by stock-based compensation decreasing $1.5 million, from $1.1 million of expense in the nine months ended September 30, 2001 to a credit of $375,000 in the nine months ended September 30, 2002.

Sales and marketing expense.    Sales and marketing expense decreased $6.6 million, from $11.2 million for the three months ended September 30, 2001 to $4.6 million for the three months ended September 30, 2002. Sales and marketing expense decreased $20.2 million, from $37.4 million for the nine months ended September 30, 2001 to $17.2 million for the nine months ended September 30, 2002. The decreases in the three and nine months periods were attributable to the decreases in the number of employees, stock-based compensation, and use of outside professional services and consultants.

Expenses relating to sales and marketing personnel decreased $5.6 million, from $9.2 million in the three months ended September 30, 2001 to $3.6 million in the three months ended September 30, 2002. Stock-based compensation expense decreased $745,000, from $917,000 in the three months ended September 30, 2001 to $172,000 in the three months ended September 30, 2002.

Expenses relating to sales and marketing personnel decreased $14.1 million, from $28.5 million in the nine months ended September 30, 2001 to $14.4 million in the nine months ended September 30, 2002. Stock-based compensation expense decreased $3.7 million, from $3.8 million of expense in the nine months ended September 30, 2001 to $56,000 in the nine months ended September 30, 2002. Expenses relating to outside services and consultants decreased $1.3 million from $1.9 million in the nine months ended September 30, 2001 to $562,000 in the nine months ended September 30, 2002.

General and administrative expense.    General and administrative expense decreased $1.6 million, from $3.1 million for the three months ended September 30, 2001 to $1.5 million for the three months ended September 30, 2002. General and administrative expense decreased $6.0 million, from $10.4 million for the nine months ended September 30, 2001 to $4.4 million for the nine months ended September 30, 2002. The decreased expenses were primarily attributable to the decreases in general and administrative personnel and stock-based compensation expense.

Expenses relating to general and administrative personnel decreased $1.2 million, from $2.0 million for the three months ended September 30, 2001 to $836,000 for the three months ended September 30, 2002. Stock-based compensation decreased $754,000, from $912,000 in the three months ended September 30, 2001 to $158,000 in the three months ended September 30, 2002.

Stock-based compensation expense decreased $4.1 million, from $3.7 million in the nine months ended September 30, 2001 to a credit of $444,000 in the nine months ended September 30, 2002. Expenses relating to general and administrative personnel decreased $1.1 million, from $4.5 million for the nine months ended September 30, 2001 to $3.4 million for the nine months ended September 30, 2002.

Restructuring charge.    During the three and nine months ended September 30, 2002, the Company implemented restructuring programs to better align operating expenses with anticipated revenues.

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

During the second quarter of fiscal 2002, the Company increased its estimate of the total costs associated with the above restructuring activities and recorded an adjustment of $298,000. The adjustment reflects the reduction of the estimated sublease income of one vacated facility of $372,000, partially offset by the settlement of another lease obligation of $74,000.

During the third quarter of fiscal 2002, the Company settled a facility lease obligation of a vacated facility, associated with the above restructuring activities, and recorded an adjustment of $1.6 million. The adjustment reflects a reduction of the future monthly lease payments that were originally estimated to be $3.0 million, but were settled for $1.4 million.

During the third quarter of fiscal 2002, the Company continued the announced second quarter restructuring actions to better align operating expenses with anticipated revenue. The Company recorded a $381,000 restructuring charge, which consisted of $271,000 in employee severance costs, and $110,000 in equipment impairment. The continued restructuring program resulted in a reduction in force across all company functions of approximately 5%, or nine employees.

We expect that the restructuring programs will save the Company approximately $3.4 million of cash per quarter.

Stock-based compensation.    Stock-based compensation expense relating to common stock, options and warrants was $2.3 million for the three months ended September 30, 2001 and $417,000 for the three months ended September 30, 2002. Stock-based compensation expense relating to common stock, options and warrants was $9.4 million expense for the nine months ended September 30, 2001 and a credit of $530,000 for the nine months ended September 30, 2002.

Stock-based compensation is being expensed using an accelerated amortization method, thus more expenses were recorded early in the life of the options. The 2002 termination of certain Docent officers with unvested options, that had already been expensed under the accelerated method, created an overall stock-based compensation credit of $530,000 for the nine months ended September 30, 2002.

Interest expense, other income and expense, net, and interest income

Interest expense.    Interest expense decreased $44,000, from $50,000 for the three months ended September 30, 2001 to $6,000 for the three months ended September 30, 2002. Interest expense decreased $102,000, from $244,000 for the nine months ended September 30, 2001 to $142,000 for the nine months ended September 30, 2002. These decreases were attributable to lower capital lease and equipment loan balances.

Other income and expense, net.    Other income and expense, net, increased $76,000, from $113,000 net expense for the three months ended September 30, 2001 to $189,000 net expense for the three months ended September 30, 2002. Other income and expense, net, decreased $150,000, from $289,000 net expense for the nine months ended September 30, 2001 to $139,000 net expense for the nine months ended September 30, 2002. These changes in the three months and nine months ended September 30, 2002 were the result of net foreign exchange gains and losses.

Interest income.    Interest income decreased $575,000, from $790,000 for the three months ended September 30, 2001 to $215,000 for the three months ended September 30, 2002. Interest income decreased $2.6 million, from $3.4 million for the nine months ended September 30, 2001 to $823,000 for the nine months ended September 30, 2002. These decreases were the result of lower average cash and investments balances maintained by the Company, reflecting the use of cash to fund operations.

Provision for income taxes

We incurred operating losses for all periods from inception through September 30, 2002, and therefore have not recorded a provision for U.S. income taxes. We recorded a provision for foreign and state income taxes of $55,000 for the three months ended September 30, 2002, and $149,000 for the nine months ended September 30, 2002. We recorded a provision for foreign and state income taxes of $25,000 for the three months ended September 30, 2001, and $69,000 for the nine months ended September 30, 2001. We have recorded a valuation allowance for the full amount of our net deferred tax assets.

At December 31, 2001, the Company had federal and state net operating loss carry-forwards of approximately $93.3 million and $41.4 million, respectively, available to offset future taxable income. The Company’s federal and state net operating tax loss carry-forwards will expire in 2004 through 2021, if not utilized.

At December 31, 2001, the Company also had federal and state research and development tax credit carry-forwards of approximately $740,000 and $520,000, respectively. The federal carry-forwards will expire in 2018 through 2021, if not fully utilized.

Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

Liquidity and Capital Resources

Since inception, we have funded our operations primarily through the sale of equity securities, from which we raised net proceeds of $172.1 million through September 30, 2002. As of September 30, 2002, we had approximately $37.8 million of cash and cash equivalents and $7.0 million of short term investments.

Cash used in operating activities was $16.0 million for the nine months ended September 30, 2002, as compared to $35.5 million for the nine months ended September 30, 2001. The cash used during these periods was attributable to net losses of $20.6 million for the nine months ended September 30, 2002 and $46.2 million for the nine months ended September 30, 2001. During the nine months ended September 30, 2002, cash used to fund net losses was partially offset by a decrease in accounts receivable of $4.9 million. The decrease in accounts receivable is due to improved cash collections and lower revenue levels. During the nine months ended September 30, 2001, cash used to fund net losses was less than the amount of such net losses because net losses include non-cash compensation charges related to various equity instruments granted to employees and non-employees. Total expenses in relation to these grants were $9.4 million for the nine months ended September 30, 2001.

Our investment in property and equipment, excluding equipment acquired under capital leases, was $592,000 in the nine months ended September 30, 2002 and was $2.4 million in the nine months ended September 30, 2001. During the first nine months of 2002, we sold $57.8 million of short term investments, partially offset by the purchase of $30.9 million of short term investments. During the first nine months of 2001, we purchased $63.7 million of short and long term investments, partially offset by the sale of $55.2 million of short and long term investments.

Cash used by financing activities was $711,000 during the nine months ended September 30, 2002. Cash provided by financing activities was $201,000 for the nine months ended September 30, 2001. The cash used by financing activities in the first nine months of 2002 resulted primarily from the purchase of $925,000 of treasury stock. The cash provided by financing activities in the first nine months of 2001 resulted from proceeds from the employee stock purchase plan of $1.3 million, partially offset by the payments of notes payable and capital lease obligations of $954,000.

On September 30, 2002, Docent entered into an agreement with a third party software company to resell and distribute that Company’s product through April 2005. Under the agreement, Docent committed to distribute $1.0 million of the third party software company’s software and pay the third party software company $1.0 million over the first year of the agreement for the distributed software. If Docent fails to distribute $1.0 million during the first year, the remaining portion of the $1.0 million payment will be credited to future purchases over the life of the agreement.

At September 30, 2002, our contractual obligations and commercial commitments were as follows (in thousands):

		Payment Due by Period
	Total	Less than 1 year	1-3 Years
Capital lease obligation	$181	$129	$52
Operating leases	2,001	719	1,282
Restructuring operating leases	2,001	720	1,281
Accenture consulting obligation	809	809	—
Software resale and distribution commitment	1,000	1,000	—

Total contractual cash obligations	$5,992	$3,377	$2,615

We believe that our available cash resources will be sufficient to meet our presently anticipated working capital, capital expenditure and business expansion requirements for at least 12 months after the date of this filing. However, we may need to raise additional funds prior to this date to develop new or enhanced applications and services, respond to competitive pressures, acquire complementary businesses or technologies, or take advantage of unanticipated opportunities.

Related Party Transactions

In March 2000, we entered into an alliance agreement with Accenture, which is a shareholder of ours and one of whose retired partners is a director of the Company. The alliance agreement provides for the resale of our software products and services by Accenture, the submission of joint proposals to potential clients where either we would be subcontracting our services to Accenture or Accenture would be subcontracting its services to us; the alliance agreement also provides for revenue sharing. The alliance agreement is for an initial term of three years, terminating on March 31, 2003, with either party having the right to terminate the agreement without cause on 60 days’ notice. At September 30, 2002, we believe Accenture held approximately 72,000 shares of our common stock and had warrants to purchase an additional 799,000 shares at $22.56 per share. These warrants expire on March 31, 2003. Accenture’s holdings in our common stock on a fully diluted basis on September 30, 2002 represented approximately 6.0% of the outstanding shares of our common stock.

As part of the alliance agreement, Accenture resells our software products to third party customers. In 2001, we recognized $864,000 of revenue from Accenture as part of this resale arrangement. During the nine months ended September 30, 2002, we recognized $324,000 of revenue from Accenture as part of this resale arrangement. Pricing for Accenture resale agreements represents the fair value of comparable resale agreements with our other reseller partners. In 2000, we sold to Accenture a Docent Enterprise software license for Accenture’s internal use and recognized $663,000 of associated revenue. Pricing for this internal use license represents the fair value of comparable agreements with unaffiliated third parties at the time of the sale.

A component of the alliance agreement with Accenture is revenue sharing. When Accenture introduces Docent to prospective third party customers, Accenture is entitled to a portion of the contracted license fee, if we sell a license directly to such prospective third party customers. The negotiated revenue sharing amounts range from 10% to 30%, based on the amount of time and effort it takes to complete each sale. Our license revenue related to such sales is decreased by the revenue sharing amount due to Accenture. During 2001, we decreased our license revenue by $858,000, due to the revenue sharing agreement with Accenture. During the nine months ended September 30, 2002, we decreased our license revenue by $316,000, due to the revenue sharing agreement with Accenture. At September 30, 2002, we owed Accenture $340,000 related to license agreements signed that are subject to revenue sharing.

Docent subcontracted to Accenture $68,000 in 2001 and $11,000 in 2000 of consulting work for our third party customers. During the nine months ended September 30, 2002, Docent did not subcontract with Accenture any consulting work for our third party customers. Accenture charges us its standard hourly rates for consulting. Accenture subcontracted to us consulting work for Accenture’s third party customers in the amount of $337,000 during 2001 and $60,000 during 2000. During the nine months ended September 30, 2002, Accenture subcontracted to us $5,000 of consulting work for its third party customers. Docent charges Accenture its standard hourly rates for consulting, and records such amounts as service revenue.

Concurrent with the alliance agreement, we entered into a consulting services agreement with Accenture pursuant to which we are currently committed to purchase $809,000 of consulting services from Accenture prior to April 1, 2003.

On August 14, 2002, Docent signed a consulting agreement with one of its board members. The agreement is for one year and will compensate the board member $1,500 per day worked. The agreement also grants the board member 13,000 stock options that vest over one year. The board member will be consulting Docent management regarding strategic planning and business development.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. The new rules require business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and goodwill acquired after this date will no longer be amortized, but will be subject to annual impairment tests. Application of the non-amortization provisions of Statement 142 did not result in any change to results of operations in 2002, as there was no goodwill being amortized in 2001. All other intangible assets will continue to be amortized over their estimated useful lives. The Company performed the first of the required impairment tests of goodwill as of January 1, 2002. No impairment of goodwill was determined to exist as of January 1, 2002. The Company intends to perform an annual impairment test of goodwill as of October 1, 2002. If the business environment remains at its current levels and the Company’s market value remains lower than its book value, an impairment charge for all, or a portion, of the goodwill book value may be required.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (FAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a disposal of a segment of a business. FAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company adopted FAS 144 as of January 1, 2002 and the adoption did not have an impact on the Company’s financial position and results of operations. If the business environment remains at its current levels and the Company’s market value remains lower than its book value, an impairment charge for all, or a portion, of the intangible assets book value may be required.

In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit and Disposal Activities. This statement revises the accounting for exit and disposal activities under Emerging Issues Task Force Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity, by spreading out the reporting of expenses related to restructuring activities. Commitment to a plan to exit an activity or dispose of long-lived assets will no longer be sufficient to record a one-time charge for most anticipated costs. Instead, companies will record exit or disposal costs when they are “incurred” and can be measured at fair value, and they will subsequently adjust the recorded liability for changes in estimated cash flows. The provisions of SFAS No. 146 are effective prospectively for exit or disposal activities initiated after December 31, 2002. Companies may not restate previously issued financial statements for the effect of the provisions of SFAS No. 146 and liabilities that a company previously recorded under EITF Issue No. 94-3 are grandfathered. We do not believe that the adoption of SFAS No. 146 will have a material impact on our consolidated financial statements.

ITEM 3    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market and Currency Risk

Our market and currency risk disclosure set forth in Item 7A of our annual report on Form 10-K for the year ended December 31, 2001 has not changed significantly.

ITEM 4    CONTROL AND PROCEDURES

Within 90 days prior to the filing date of this Quarterly Report on Form 10-Q, Docent carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of Docent’s “disclosure controls and procedures” and “internal controls” pursuant to Item 307 of Regulation S-K.

Disclosure controls and procedures are designed with the objective of ensuring that (i) information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) information is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal controls are procedures designed with the objective of providing reasonable assurance that the Company’s (A) transactions are properly authorized; (B) assets are safeguarded against unauthorized or improper use; and (C) transactions are properly recorded and reported; all to permit the preparation of the Company’s financial statements in conformity with generally accepted accounting principles.

The evaluation of the Company’s disclosure controls and procedures and internal controls included a review of their objectives and processes, implementation by the Company and effect on the information generated for use in this Quarterly Report on Form 10-Q. In the course of this evaluation, Docent sought to identify any significant deficiencies or material weaknesses in Docent’s controls, and whether the Company had identified any acts of fraud involving personnel who have a significant role in the Company’s internal controls, and to confirm that any necessary corrective action, including process improvements, were being undertaken. This type of evaluation will be done on a quarterly basis so that the conclusions concerning the effectiveness of these controls can be reported in the Company’s Quarterly Reports on Form 10-Q and Annual Report on Form 10-K. The Company’s internal controls are also evaluated on an ongoing basis by Docent’s internal audit department, [by other personnel in Docent’s finance organization] and by the Company’s independent auditors in connection with their audit and review activities. The overall goals of these evaluation activities are to monitor the Company’s disclosure and internal controls and to make modifications as necessary. The Company intends to maintain these controls as processes that may be appropriately modified as circumstances warrant.

Based on the evaluation described above and subject to the discussion below, the Chief Executive Officer and Chief Financial Officer concluded that Docent’s controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in this Quarterly Report on Form 10Q. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls since the date of their last evaluation.

However, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Management necessarily applied its judgment in assessing the benefits of controls relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II

Item 1.    Legal Proceedings

        Not applicable.

Item 2.    Changes in Securities

        Not applicable.

Item 3.    Defaults Upon Senior Securities

        Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

At a special meeting of stockholders, held on October 15, 2002, the following matter was submitted to a vote of the stockholders:

Approval of a reverse stock split
For	Against	Abstain
29,135,936	231,482	14,995

Item 5.    Other Information

Not applicable.

Item 6.    Exhibits and Reports on Form 8-K

Exhibits:

(a)	The exhibits listed on the accompanying index to exhibits are filed or incorporated by reference (as stated therein) as part of this report on 10-Q.

Form 8-K:

(a)	Report on Form 8-K filed on August 22, 2002 regarding a reverse stock split.
(b)	Report on Form 8-K filed on October 25, 2002 regarding a reverse stock split.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2002

Docent, Inc. (Registrant)

By:	/s/ R. ANDREW ECKERT
R. Andrew Eckert President, Chief Executive Officer and Director

By:	/s/ NEIL J. LAIRD
Neil J. Laird Sr. Vice President and Chief Financial Officer

CERTIFICATIONS

I, R. Andrew Eckert, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Docent, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

By:	/s/ R. ANDREW ECKERT
R. Andrew Eckert President, Chief Executive Officer and Director

I, Neil J. Laird, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Docent, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

By:	/s/ NEIL J. LAIRD
Neil J. Laird Sr. Vice President and Chief Financial Officer

EXHIBIT INDEX

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

3.1	Amended and restated Certificate of Incorporation.

3.2	Amended and restated Bylaws of the Company (incorporated by reference to Exhibit 3.3 to the Company’s registration statement on Form S-1 (File No. 333-34546)).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s registration statement on Form S-1 (File No. 333-34546)).

4.2	Amended and Restated Investor Rights Agreement, dated August 29, 2000 (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2000).

10.1	Company’s 1997 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (No. 333-34546)).

10.2	Company’s 2000 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (No. 333-34546)).

10.3	Company’s 2000 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (No. 333-34546)).

10.4	Form of Directors’ and Officers’ Indemnification Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (No. 333-34546)).

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

10.9
Lease Agreement dated February 1, 2000 by and between the Company and Connecticut General Life Insurance Company (incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1 (No. 333-34546)).

10.10
Subordinated Loan and Security Agreement dated April 23, 1999 by and between the Company and Comdisco, Inc. (incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-1 (No. 333-34546)).

10.11	Promissory Note from David Mandelkern to the Company (incorporated by reference to Exhibit 10.27 to the Company’s Registration Statement on Form S-1 (No. 333-34546)).

10.12
Stock Pledge Agreements dated July 9, 1997 by and between the Company and David Mandelkern (incorporated by reference to Exhibit 10.28 to the Company’s Registration Statement on Form S-1 (No. 333-34546)).

10.13	Employment Letter from the Company to R. Andrew Eckert dated December 11, 2001 (incorporated by reference to Exhibit 10.23 to the Company’s 10-K filed on April 1, 2002).

10.14	Form of Officers Change in Control Agreement entered into by the Company (incorporated by reference to Exhibit 10.24 to the Company’s 10-K filed on April 1, 2002).

10.15	Employment Letter from the Company to Dave Crussell dated January 23, 2002 (incorporated by reference to Exhibit 10.24 to the Company’s 10-Q filed on May 13, 2002).

10.16	Employment Letter from the Company to Neil J. Laird dated August 2, 2002 (incorporated by reference to Exhibit 10.20 to the Company’s 10-Q filed on August 13, 2002).

10.17	Consulting Agreement dated August 14, 2002 between the Company and Robert A. Lauer.

*10.18	Remarketing Agreement dated April 23, 2002 between the Company and Interwise, Inc.

*10.19	First Amendment of the Remarketing Agreement dated September 30, 2002 between the Company and Interwise, Inc.

*	Confidential treatment has been requested with respect to portions of this exhibit.