Form 10-K
period 2002-12-31
DOCENT INC
filed 2003-03-25
CIK 1043134

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002

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
(Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosures of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the Registrant’s knowledge, in definitive proxy or information definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendments to this Form 10-K. ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act  Rule 12b-2). Yes ☐ No ☒

The aggregate market value of the 13,818,000 shares of voting Common Stock held by non-affiliates of the Registrant computed by reference to the closing price of $3.45 per share of the Common Stock as reported on the Nasdaq National Market System as of June 30, 2002, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $47,672,000. The Registrant has no non-voting common equity. For the purpose of the foregoing computation, only the directors and executive officers of the Registrant were deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 28, 2003, Registrant had outstanding approximately 14,338,000 shares of Common Stock, $0.001 par value per share, plus associated rights.

A copy of the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available for free on the Company’s website, www.docent.com, within 24 hours after such material is electronically filed with the Securities and Exchange Commission.

Portions of the Registrant’s Proxy Statement for the annual meeting of stockholders to be held on June 6, 2003 are incorporated by reference in Part III of this Annual Report on Form 10-K

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “forecasts,” “predicts,” “intends” or the negative of such terms or other comparable terminology. In addition, these forward-looking statements include, but are not limited to, statements regarding the following: (1) our ability to compete effectively in the eLearning market, (2) our plans to develop new products and services, and (3) our business strategies and plans. Actual results may differ materially from those described in any such forward-looking statement. Risks inherent in Docent’s business and factors that could cause or contribute to such differences include without limitation the risks set forth in the “Risk Factors” section and the considerations set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Docent expressly disclaims any obligation to update any forward-looking statements. All information regarding common stock and earnings per share amounts have been restated within this Form 10-K to reflect the October 2002 one-for-three reverse split.

PART I

ITEM 1.    BUSINESS

Docent

We are a leading provider of integrated software applications, services, and content proven to drive business performance through learning. Our solutions are helping hundreds of corporations and government agencies around the world achieve measurable improvement in business results in vital areas such as sales readiness and new product launch, customer education and sales channel effectiveness, certification and regulatory compliance, Enterprise Resource Planning (“ERP”) and Customer Relationship Management (“CRM”) system rollout training, and organizational development and corporate university education. Our core offering, Docent Enterprise™, is an integrated suite of software applications that provide the ability to manage performance by aligning individual objectives with the broader goals of the organization, identify essential skills and competencies, and prescribe and deliver recommended learning activities. Our software provides capabilities that allow organizations to create, manage, and deliver online learning content in addition to leveraging content created by third party providers. Individuals can collaboratively share content over the Web, and communicate in real-time in virtual classrooms or online meetings. Most importantly, organizations can report, measure and analyze the impact of training on desired business results in order to effectively target learning activities.

We were incorporated in Delaware in June 1997.

Industry Background

We participate in an established market category defined as “eLearning” by leading industry research firms such as Gartner, META Group, International Data Corporation, and many others. The roots of eLearning can be traced to the early days of the Web with the introduction of internet-based training (“IBT”) tools. These tools provide the ability to convert classroom-based training materials to the Web, facilitating learner convenience and cost savings associated with elimination of travel to training locations, employee time off work, and reproduction of training materials. The IBT phase was followed with the addition of learning management systems (“LMS”) that provide further cost savings and efficiencies through online registration, and centralized management and tracking of disparate learning resources, activities (both online and classroom-based), and student populations. The addition of performance management applications and blended delivery channels that span instructor-led training, self-paced Web training, and virtual classrooms have extended the effectiveness of learning. Each stage of market evolution has delivered progressive levels of customer value. We deliver solutions that span each of these areas, and are leading the industry into a new phase of business performance management with industry-specific solutions and analytic applications. Analytic applications will enable organizations to integrate data captured in learning systems with data captured in ERP, CRM, and other systems in order to correlate the impact of training with business goals.

Products and Services

Products

Docent Enterprise™ is our award winning integrated suite of applications that link learning to business results. The Docent Enterprise suite includes the following modules:

Docent Learning Management Server™

The Docent Learning Management Server (“Docent LMS”) is a globally scalable application that integrates with ERP, CRM, Human Resource Management Systems (“HRMS”), and other enterprise and legacy systems to deliver robust capabilities in the areas of compliance and certification, competency management, global training commerce, student registration and tracking, records management, and reporting. The Docent LMS supports a blend of learning channels: self-paced Web, live interactive Web, traditional instructor-led courses and documentation. To help organizations regulated by the U.S. Food and Drug Administration (“FDA”), Occupational Safety and Health Administration (“OSHA”), the U.S. Securities and Exchange Commission (“SEC”), U.S. Department of Transportation, and other regulatory entities in countries around the world, maintain compliance with mandated policies and procedures, the Docent LMS provides specialized capabilities that meet the most demanding standards for electronic signature management and control, secure log-in and authentication, and audit trail tracking and reporting. The Docent LMS is compliant with the FDA’s 21 Code of Federal Regulations Part 11 standards, making it the preferred solution for life science companies. The compliance and certification features in the Docent LMS are of value to companies in any industry, including financial services, manufacturing, energy, and high tech.

Docent Learning Content Management System™

The Docent Learning Content Management System (“LCMS”) provides a complete environment for creating, managing, assembling, and delivering learning content. Organizations can accelerate the process of creating and delivering highly effective and targeted learning content to the Web. Learners access and retain the personalized information they need, when they need it, in the context of their critical business objectives.

Docent Live! ™

Docent Live! provides a Web-based environment for real-time communication and collaboration among geographically dispersed individuals and groups. Multiple modes of interaction are supported, including one-to-one mentoring, small group meetings, virtual classrooms, online seminars, and live or on-demand broadcasts to thousands of participants.

Docent Exchange™

Docent Exchange lets subject matter experts create, manage and deliver compelling learning content to the Web. There is no time delay and expense associated with relying on instructional course designers. Using workflow tailored to an organization’s unique needs, content is published to a self-service Web environment to provide context-driven, personalized delivery. The delivery environment closes the learning loop by enabling learner feedback, assessments and contributions.

Docent Peak Performance™

Docent Peak Performance is used to manage individual performance and automate the performance appraisal process. The application cascades organizational goals to the individual level, and ensures that individual objectives are aligned with corporate goals. Docent Peak Performance identifies competencies required to fulfill objectives, and prescribes learning activities cataloged in the Docent LMS.

Docent Analytics™

Docent Analytics is a family of packaged solutions that measure the effect of learning activities on business performance, enabling companies to analyze and report on the value of their training investment. The product line is comprised of separately-priced application modules that each include pre-built key performance indicators and metrics to support specific business objectives such as sales performance, sales channel effectiveness, compliance, and certification. Docent Analytics is currently in limited release.

Content

We also offer a range of third party content from our content partners that address industry-specific and solution area needs.

Services

Professional services

Our comprehensive range of professional services include needs assessment, project management, on-site technical implementation services, employee competency and profile development, curriculum planning and content development, system integration, and system upgrades. A variety of solution packages are offered for accelerated deployment and system rollouts.

Technical support (maintenance)

We provide global customer support before, during, and after installation of our software products. Assistance in the use of our software is available from technical support engineers via e-mail, telephone, or by submitting a form via the Docent Website. Support is provided on an annual contract basis, which includes all software updates (upon request), bug fixes, additional documentation, or patches released during the contract period. Docent Technical Support provides domestic and international phone and email support to our registered users during normal business hours and on an extended coverage basis.

Hosting

Our hosting solutions manage both the underlying hardware and the integrated application enabling clients to concentrate on their learning environment and its effectiveness for their users.

Docent University

We offer a range of customer and partner training programs that are available online as well as in an instructor-led format at Docent facilities and at our customer sites.

Revenue from Customers

In 2002, 2001 and 2000, no one customer accounted for 10% or more of our total revenue.

Alliances

Content Partners

Our content partners provide specialized off-the-shelf content specific to industries and subject areas and that is certified to be compatible with the Docent platform. Our content certification program provides development licenses and a third party testing environment to ensure interoperability.

System Integrators and Business Outsource Providers

Our system integration partners resell software and/or services as part of their value-added solution. We have alliances with large worldwide system integrators, and regional systems integrators in North America, Europe, and Asia Pacific. We also have formed alliances with several business outsource providers that include our learning solution as part of a complete HR outsourced solution.

Technology Partners

Our technology partners provide complementary technology, such as enterprise application integration, content management, and synchronous Web collaboration technologies that extend the value of the Docent solution.

Technology, Research and Development

Our solutions are designed on a standards-based, open and scalable architecture, are Web-based and are accessible by users through standard Web browsers. As a result, our infrastructure supports large numbers of individual users and organizations across a global geographic distribution. The architecture has been designed to allow for content and results from multiple organizations to be aggregated easily and delivered to anyone using a variety of Internet appliances. This allows information to reach a diverse set of internal and external participants with minimal deployment and maintenance costs. Furthermore, the user profiles, assessment results, detailed course statistics and other types of user activity data are tracked in a central database in order to analyze usage and participant behavior patterns.

Our research and development expenses are funded by the proceeds of our debt and equity financings, as well as by our revenue. All of our research and development expenditures are expensed as incurred. These expenses were approximately $11.1 million for the year ended December 31, 2002; $11.6 million for the year ended December 31, 2001; and approximately $6.6 million for the year ended December 31, 2000. Our efforts and expenditures in research and development are devoted to enhancing the functionality of our existing products, the Docent Enterprise suite, which is currently being shipped.

Our solutions are designed to support leading relational database management systems, including Oracle, Microsoft SQL Server and IBM DB2. We support multiple operating systems and hardware configurations to meet the different needs of our customers. Our software incorporates third party software in addition to code which we have developed ourselves. Server applications are based on standard Web server technology and are implemented in Java or C++ with both native and standards-based connectivity to both the Web server and the database. Key features of our technology include:

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

Multiple Simultaneous Cultures.    Our solutions have been designed to allow support for multiple simultaneous cultures from a single instance of the Docent application. This includes such features as the support for multiple simultaneous languages (both single- and double-byte) from a single application server as well as the support of multiple languages in a single system.

Ease of implementation.    Our solutions have been designed to be easily tailored to an organization’s business environment. This has been accomplished through the use of our “application file” architecture which references HTML tags, SQL database queries and standard scripting language statements in ordinary text files in order to modify the functionality of the system. A standard system can be quickly and easily deployed using automated installation scripts.

Standards-based open architecture.    Our application servers run in both the Windows NT and UNIX environments, using standard Web servers from Microsoft, Sun iPlanet (Netscape), Apache and others, and relational databases from Microsoft, Oracle, or IBM. We provide direct and standards-based connections to industry standard databases and Web servers. Our solution infrastructure is based on standard Internet architectures and protocols. We support standard activities in the learning management arena, and our system is one of the few certified as compliant with the Aviation Industry CBT Committee (AICC) AGR-010 Internet-based course management interface standard. We are also in conformance with the United States Department of Defense (DOD) Advanced Distance Learning (ADL) initiative’s Sharable Courseware Object Reference Model (SCORM) version 1.2 specifications, and the IMS metadata tagging version 1.0 specification.

Remote and wireless operations. Our solutions provide a number of capabilities to allow for remote and wireless operations. These include hybrid Web/CD-ROM deliverables that enable organizations to make more effective use of limited network bandwidth. Our Docent Mobile component allows users to download content for use while disconnected from the Internet, or an intranet, and to synchronize results upon reconnection. Our technology platform also allows us to deliver solutions through non-traditional devices such as wireless modem-equipped Palm or other wireless Personal Data Assistant devices and browser-equipped cellular telephones.

Sales and Marketing

We have direct sales operations in North America, Europe, and Japan. Our direct sales channels are augmented with systems integrator reseller partners in these regions as well as parts of the world where we do not have a direct sales presence. In North America, our direct sales force is aligned by vertical industry in order to provide a higher level of service and understanding of our customers’ industry-specific business requirements. We license software to our end user customers on a perpetual use or term basis, with maintenance, training, and services priced separately.

During the year ended December 31, 2002, we realized $6.3 million, or approximately 23%, of our revenue from our European sales. In fiscal year 2001, we realized $6.9 million, or approximately 24%, of our revenue from our European sales. In fiscal year 2000, we realized $1.1 million, or approximately 10%, of our revenue from our European sales. During the year ended December 31, 2002, we realized $437,000, or approximately 2%, of our revenue from Asia/Pacific. Prior to 2002, revenue from Asia/Pacific was negligible. These amounts are attributable to our revenue on the basis of direct billing to the customer at the customer’s location.

Competition

The market for our products and services is highly competitive and subject to rapid change. Leading market research firms such as Gartner, META Group and International Data Corporation each track dozens of vendors, and are all predicting vendor consolidation over the next several years. We encounter competition from a variety of sources that can be classified as follows:

•	“Best of breed” learning management system vendors who focus exclusively on learning management platforms.

•	eLearning suite vendors who provide learning management systems and other eLearning offerings such as synchronous web collaboration products, learning content management systems, and performance management applications.

•	Enterprise application software vendors who are extending their ERP, CRM, and HRMS offerings with learning management and content development products.

•	Customer in-house development programs.

•	eLearning application service providers who provide subscription-based internet learning applications and content.

We believe that competitive differentiation is influenced by the following factors:

•	Size and success of installed base customers

•	Customer satisfaction

•	Breadth of product line capabilities

•	Vendor financial viability

•	Interoperability with diverse range of third party content and technologies

•	System scalability, measured in terms of number of concurrent users, response times, courses, domains, and other variables

•	Total cost of ownership

•	Ability to integrate with other enterprise applications commonly deployed in global 2000 and government customers

•	Support for prevailing technology standards and Web architectures

•	Pricing

•	Geographic coverage and channels

Intellectual Property Rights

Our success and ability to compete effectively is dependent on our ability to develop and maintain the proprietary aspects of our technology, patent and operate without infringing on the intellectual property rights of others. We rely on a combination of trademark, trade secret and copyright law and contractual restrictions to protect the proprietary aspects of our technology. These legal protections afford only limited protection for our technology. We seek to protect the source code for our software, documentation and other written materials under trade secret and copyright laws. We license our software pursuant to signed license or “shrink wrap” agreements, which impose restrictions on the licensee’s ability to use the software. Finally, we seek to avoid disclosure of our intellectual property by requiring employees and consultants with access to proprietary information to execute confidentiality agreements with us and by restricting access to our source code. Due to rapid technological change, we believe factors such as the technological and creative skills of our personnel and new product developments and enhancements to existing products are more important to establishing and maintaining a technology leadership position than the various legal protections of our technology.

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

Currently, third parties have registered Docent or a variant as a trademark in the United States and in some other jurisdictions outside the United States for use with goods or services, which could be construed to overlap those offered by Docent. Although these third parties have not initiated formal infringement proceedings or any other formal challenges to Docent’s use of the Docent trademark, any claims, with or without merit, could cause costly litigation that could consume significant management time. Although Docent is a registered trademark for Class 35 business services in the United States, we may not be able to register Docent as a trademark in some countries, including the United States, for use with other goods or services due to existing registrations of third parties. As a result, we may choose not to use Docent as a trademark in one or more of these countries in connection with some of our products or services.

Two patent infringement cases have been brought by third parties alleging that Docent has infringed their patents. If these third party claims for infringement and their patents are valid, we may be required to license the patents on terms that may or may not be favorable or be forced to alter our website or our software product which is the subject of the patents, either of which results may adversely affect our revenue.

We obtain the content for many of the courses delivered with our solutions from third party content providers and also receive the right to resell this content to other customers. It is possible that the use of this content may subject us to the intellectual property claims of third parties. Although we seek indemnification from our content providers to protect us from these types of claims, we may not be fully protected from extensive damage claims or claims for injunctive relief. In addition, our content providers may assert that some of the courses we develop under contract with other customers may improperly use their proprietary content. Our involvement in any litigation to resolve intellectual property ownership matters could require us to incur substantial costs and divert management’s attention and resources. If we became liable to third parties for infringing their intellectual property rights, we could be required to pay substantial damages. In order to continue marketing our products, we may be required to develop non-infringing intellectual property, obtain a license, or cease selling the products that contain the infringing intellectual property, each of which may cause us to incur significant costs and expenses. Furthermore, we may be unable to develop non-infringing intellectual property, or to obtain a license on commercially reasonable terms, if at all. In this event, if the intellectual property was a trademark, we could be required to cease using a trademark, which could involve a loss of goodwill, as well as the possibility of a damage award and a temporary disruption during a transition to other trademarks.

Employees

As of February 28, 2003, we had 166 employees. Of these employees, 54 were engaged in sales and marketing, 49 in research and development, 41 in professional services, and 22 in general and administration. Our future success depends on our ability to attract and retain highly qualified technical, sales and senior management personnel.

None of our employees are represented by a labor union or collective bargaining agreement. We have not experienced any work stoppages and consider our relations with our employees to be good.

ITEM 2.    PROPERTIES

We currently lease and use approximately 27,000 square feet of office space for our headquarters located in Mountain View, California. In addition to the Mountain View premises, we also lease sales offices in Lisle, Illinois; France; the United Kingdom; Germany; and Japan.

As part of the 2002 restructuring programs, facilities currently under lease in Mountain View, California and The Netherlands were closed. We are currently trying to sublease these facilities. The Mountain View, California lease expires in May 2005 and The Netherlands lease expires in January 2005.

ITEM 3.    LEGAL PROCEEDINGS

On May 31, 2002, IP Learn, LLC filed a patent infringement case against Docent in the United States District Court for the Northern District of California. In December 2002, IP Innovation, LLC filed a patent infringement case against Docent in the United States District Court for the Southern District of Texas. Docent believes that the patent infringement cases are without merit and intends to defend against them vigorously. However, if these third party claims for infringement and their patents are valid, we may be required to license the patents on terms that may or may not be favorable or be forced to alter our website or our software product which is the subject of the patents, either of which results may adversely affect our revenue.

Also, from time to time, we may become involved in litigation relating to claims arising from our ordinary course of business. We believe that there are no claims or actions pending or threatened against us, the ultimate disposition of which would have a material adverse effect on us.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

PART II

ITEM 5.    MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

Our common stock is traded in the Nasdaq National Market System under the symbol “DCNT.” There were 188 holders of record of our common stock on February 28, 2003. The table below provides the quarterly high and low closing prices, as reported by Nasdaq, for the last two fiscal years, adjusted to reflect the effect of the October 2002 one-for-three reverse stock split.

	Fiscal 2002		Fiscal 2001
	Per Share		Per Share
	High	Low	High	Low
First Quarter	$11.82	$5.19	$35.82	$8.64
Second Quarter	$6.78	$3.45	$30.00	$9.51
Third Quarter	$3.54	$1.77	$24.66	$6.21
Fourth Quarter	$3.00	$1.90	$9.51	$4.83

We did not pay any dividends in fiscal 2002 or fiscal 2001 and we do not anticipate paying dividends to our stockholders in the foreseeable future.

Use of Proceeds

On September 29, 2000, we completed the initial public offering of our common stock. After deducting the underwriting discounts and commissions and the offering expenses, the net proceeds to us from the offering were approximately $92.2 million. As of December 31, 2002, the remaining proceeds of $41.0 million were held in cash and money market accounts, or invested in commercial paper, auction rate securities and municipal bonds. Uses of the proceeds as of December 31, 2002 were as follows: $44.7 million was used to fund operations, $3.4 million was used in the acquisition of gForce Systems Inc., and $3.1 million was used to repurchase stock.

ITEM 6.    SELECTED FINANCIAL DATA

	Years Ended December 31,
	2002	2001	2000	1999	1998
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue:
License	$13,286	$15,331	$5,062	$141	$297
Services and maintenance	14,506	13,680	5,889	651	244

Total revenue	27,792	29,011	10,951	792	541

Cost of revenue:
Cost of license	1,706	480	40	29	23
Cost of services and maintenance	8,763	13,873	9,160	1,279	750

Total cost of revenue	10,469	14,353	9,200	1,308	773

Gross profit (loss):
License gross profit	11,580	14,851	5,022	112	274
Service gross profit (loss)	5,743	(193)	(3,271)	(628)	(506)

Total gross profit (loss)	17,323	14,658	1,751	(516)	(232)

Operating expenses:
Research and development	11,126	11,648	6,561	2,999	2,245
Sales and marketing	21,489	47,242	50,963	11,920	2,513
General and administrative	5,936	12,991	11,117	3,230	1,473
Restructuring charge	3,193	6,129	—	—	—
In-process research and development	—	707	—	—	—

Total operating expenses	41,744	78,717	68,641	18,149	6,231

Loss from operations	(24,421)	(64,059)	(66,890)	(18,665)	(6,463)
Interest and other expense, net	(210)	(724)	(564)	(327)	(22)
Interest income	990	3,926	2,827	279	51

Loss before provision for income taxes	(23,641)	(60,857)	(64,627)	(18,713)	(6,434)
Provision for income taxes	152	72	63	—	—

Net loss	(23,793)	(60,929)	(64,690)	(18,713)	(6,434)

Dividend accretion and deemed dividend on convertible preferred stock	—	—	(19,069)	(1,354)	—

Net loss attributable to common stockholders	$(23,793)	$(60,929)	$(83,759)	$(20,067)	$(6,434)

Net loss per share attributable to common stockholders—basic and diluted (1)	$(1.72)	$(4.47)	$(19.04)	$(15.57)	$(6.73)

Weighted average common shares outstanding (1)	13,852	13,620	4,398	1,289	956

	As of December 31,
	2002	2001	2000	1999	1998
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$36,968	$28,460	$92,818	$12,773	$2,968
Short term investments	3,974	33,840	4,029	—	—
Working capital	34,277	56,730	90,522	9,938	1,862
Long term investments	—	—	18,450	—	—
Total assets	54,242	84,547	127,816	15,302	4,183
Notes payable and capital lease obligations, noncurrent	45	143	516	1,117	162
Convertible preferred stock	—	—	—	33,288	10,615
Total stockholders’ equity (deficit)	39,008	64,651	112,596	(23,330)	(8,024)

(1)	Share and per share amounts for all periods presented have been adjusted to reflect the October 2002 one-for-three reverse stock split.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with Item 1: Business; Item 6: Selected Financial Data; and Item 8: Financial Statements and Supplementary Data.

This discussion contains forward-looking statements that involve risks and uncertainties. These statements relate to our future plans, objectives, expectations and intentions, and the assumptions underlying or relating to any of these statements. These statements may be identified by the use of words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “will” and similar expressions. Our actual results could differ materially from those discussed in these statements. Factors that could contribute to such differences include those discussed in this document such as our statement that we believe our cash will last through at least the next 12 months, that we expect to incur operating losses through fiscal year 2003 and that the restructuring programs are expected to save Docent approximately $20.9 million per year of cash. Except as required by law, we undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

General

We were incorporated in June 1997 to develop, market and sell eLearning products. We provide infrastructure software and related services that allow our customers to create, deploy and manage learning and knowledge exchange over the Internet.

Critical Accounting Policies and Estimates

General

Discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of these financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, we evaluate estimates based on historical experience and on various other assumptions that management believes to be reasonable under the circumstances, these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions. We believe the following critical accounting policies involve our more significant judgments and estimates used in the preparation of our consolidated financial statements:

•	Revenue Recognition

•	Allowance for Doubtful Accounts

•	Goodwill and Intangible Assets

•	Restructuring

•	Allowance for Deferred Tax Assets

In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result. Our senior management has reviewed these critical accounting policies and related disclosures with our Disclosure Committee and the Audit Committee of our Board of Directors. See the Notes to Consolidated Financial Statements, which contain additional information regarding our accounting policies and other disclosures required by GAAP.

Revenue Recognition

Our revenue recognition policy is significant because our revenue is a key component of our results of operations. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from quarter to quarter. We follow detailed revenue recognition guidelines, which are discussed below. We recognize revenue in accordance with GAAP rules that have been prescribed for the software industry. The accounting rules related to revenue recognition are complex and are affected by interpretations of the rules and an understanding of industry practices, both of which are subject to change. Consequently, the revenue recognition accounting rules require management to make significant judgments.

We do not record revenue on sales to customers whose ability to pay is in doubt at the time of sale. Rather, revenue is recognized from these customers as cash is collected. The determination of a customer’s ability to pay requires significant judgment. In this regard, Docent management will consider the international region of the customer and the financial viability of the customer in assessing a customer’s ability to pay.

Revenue arrangements with extended payment terms are generally considered not to be fixed or determinable and, accordingly, we do not generally recognize revenue on the majority of these arrangements until the customer payment becomes due. The determination of whether extended payment terms are fixed or determinable requires significant judgment by management, including assessing such factors as the past payment history with the individual customer and evaluating the risk of concessions over an extended payment period. The determinations that we make can materially impact the timing of recognition of revenues. Our normal payment terms currently range from “net 30 days” to “net 60 days,” which are not considered extended payment terms.

Many of our software arrangements include consulting implementation services. Consulting revenues from these arrangements are generally accounted for separately from the license revenues because the arrangements qualify as “service transactions” as defined in Statement of Position No. 97-2, Software Revenue Recognition, issued by the American Institute of Certified Public Accountants (SOP 97-2). The more significant factors considered in determining whether the revenue should be accounted for separately include the nature of services (i.e., consideration of whether the services are essential to the functionality of the licensed product), degree of risk, availability of services from other vendors, timing of payments and impact of milestones or acceptance criteria on the realizability of the software license fee. Revenues for consulting services are generally recognized as the services are performed. If there is a significant uncertainty about the project completion or receipt of payment for the consulting services, revenue is deferred until the uncertainty is sufficiently resolved. We estimate the percentage of completion on contracts with fixed or “not to exceed” fees on a monthly basis utilizing hours incurred to date as a percentage of total estimated hours to complete the project. If we do not have a sufficient basis to measure progress towards completion, revenue is recognized when we receive final acceptance from the customer. When total cost estimates exceed revenues, we accrue for the estimated losses immediately based upon an average fully burdened daily rate applicable to the consulting organization delivering the services. The complexity of the estimation process and issues related to the assumptions, risks and uncertainties inherent with the application of the percentage of completion method of accounting affect the amounts of revenue and related expenses reported in our. A number of internal and external factors can affect our estimates, including labor rates, utilization and efficiency variances and specification and testing requirement changes.

Allowance for Doubtful Accounts

We record allowances for estimated losses resulting from the inability of our customers to make required payments. We assess the credit worthiness of our customers based on multiple sources of information and analyze such factors as our historical bad debt experiences, industry and geographic concentrations of credit risk, economic trends and changes in customer payment terms. This assessment requires significant judgment. If the financial condition of our customers were to worsen, additional allowances may be required, resulting in future operating losses that are not included in the allowance for doubtful accounts at December 31, 2002.

Goodwill and Intangible Assets

We make judgments about the recoverability of goodwill and intangible assets whenever events or changes in circumstances indicate that an other-than-temporary impairment in the remaining value of the assets recorded on our balance sheet may exist. We test the impairment of goodwill annually or more frequently if indicators of impairment arise. In order to estimate the fair value of intangible assets, we make various assumptions about the future prospects for the business that the asset relates to and typically estimate future cash flows to be generated by these businesses. Based on these assumptions and estimates, we determine whether we need to take an impairment charge to reduce the value of the asset stated on our balance sheet to reflect its estimated fair value. Assumptions and estimates about future values and remaining useful lives are complex and often subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts. Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, different assumptions and estimates could materially impact our reported financial results. More conservative assumptions of the anticipated future benefits from these businesses would result in greater impairment charges, which would increase the net loss and result in lower asset values on our balance sheet. Conversely, less conservative assumptions would result in smaller impairment charges, lower net loss and higher asset values. We performed an annual review of our goodwill and intangible assets as of October 1, 2002 and no impairment charge was deemed necessary as of that date.

Restructuring

During fiscal years 2002 and 2001, we recorded significant accruals in connection with our restructuring programs. These accruals include estimates pertaining to the ability to sub-lease a facility in Mountain View, California. The actual costs may differ from these estimates. These estimates will be reviewed and potentially revised on a quarterly basis and, to the extent that future vacancy rates and sublease rates vary adversely from those estimates, we may incur additional losses that are not included in the accrued facilities consolidation charge at December 31, 2002. Conversely, unanticipated improvements in vacancy rates or sublease rates, or termination settlements for less than our accrued amounts, may result in a reversal of a portion of the accrued balance and a benefit on our statement of operations in a future period. Such reversals would be reflected as a credit to restructuring charges.

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

Enterprise customers have the option of purchasing perpetual licenses or renting time-based licenses for the Docent Enterprise Suite™, that includes the Docent Learning Management Server™, Docent Learning Content Management System™, Docent Exchange™, Docent Live!™, Docent Peak Performance™ and Docent Analytics software. Docent Live! and Docent Peak Performance are third party products that we resell. Our perpetual licensees pay an initial fee based on the number of users and may enter into annual maintenance contracts that include the right to receive periodic unspecified upgrades, error corrections, and telephone and Web-based support. Our time-based licenses require license holders to pay a monthly fee, which is based on the number of users and includes maintenance and support. Customers with perpetual or time-based licenses may also outsource to Docent the hosting of their system on a third party’s server for a monthly fee and an initial set-up fee.

In conjunction with the licensing of our software, we offer implementation and training services. To date, most of our enterprise customer revenue has been generated by perpetual software licenses, and maintenance and consulting services.

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

In accordance with SOP 97-2, as amended, we recognize revenue from licensing our software if all of the following conditions are met:

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

Costs and expenses

Our cost of license revenue includes the cost of amortized developed and core technology from the gForce acquisition, the cost of third party software we resell, and the cost of manuals, production media and shipping costs. Our cost of service and maintenance revenue includes salaries and related expenses of our professional services organization and charges related to hosting activities and other third party services.

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

History of Losses

We have incurred significant costs to develop our technology and products and to build our engineering, sales, marketing, professional services and administration departments. As a result, we have incurred significant losses since inception and, as of December 31, 2002, had an accumulated deficit of $188.2 million. We believe our success will depend on increasing our customer and partner base and continually enhancing our products. We expect to continue to incur operating losses at least through fiscal year 2003.

Results of Operations

Years Ended December 31, 2002, 2001, and 2000

Revenue

Total revenue decreased $1.2 million, from $29.0 million in 2001 to $27.8 million in 2002. Total revenue in 2001 increased $18.0 million, from $11.0 million in 2000.

License revenue decreased $2.0 million, from $15.3 million in 2001 to $13.3 million in 2002. Total license revenue in 2001 increased $10.2 million, from $5.1 million for 2000. The decrease in license revenue from 2001 to 2002 was primarily due to a decrease in sales to new customers, a decrease in the average size, and a decrease in business referred from our reseller partners. The increase in license revenue, from 2000 to 2001 was primarily attributable to increased number of customers and repeat business with existing customers, and an increase in business referred from our reseller partners.

Service and maintenance revenue increased $826,000, from $13.7 million in 2001 to $14.5 million in 2002. Total service and maintenance revenue increased $7.8 million, from $5.9 million in 2000. The increase in service revenue from 2001 to 2002 was primarily attributable to the cumulative effect of renewals of annual maintenance agreements, partially offset by a decrease in consulting revenue. The increase in service revenue from 2000 to 2001 was primarily attributable to an increased number of customers, repeat business with existing customers, and the cumulative effect of renewals of annual maintenance agreements.

In 2002, 2001 and 2000, no one customer accounted for 10% or more of our total revenue.

Costs of Revenue

Cost of license revenue increased $1.2 million, from $480,000 in 2001 to $1.7 million in 2002. Cost of license revenue in 2001 increased $440,000, from $40,000 in 2000. The increases in cost of license revenue were primarily attributable to the cost of amortized developed and core technology from the gForce acquisition. The gForce acquisition occurred in the fourth quarter of 2001. Twelve months of the cost of amortized developed and core technology, or $1.4 million, were recorded in 2002, compared to three months, or $300,000, in 2001. No cost of amortized developed and core technology was recorded in 2000.

Cost of service and maintenance revenue decreased $5.1 million, from $13.9 million in 2001 to $8.8 million in 2002. Cost of service and maintenance revenue in 2001 increased by $4.7 million, from $9.2 million in 2000. The decrease in 2002 was due to decreased use of third party implementation service partners and hosting services, decreased personnel in our professional services organization, and a decrease in stock-based compensation. Expenses relating to third party implementation service partners and hosting services decreased $2.2 million, from $4.9 million in 2001 to $2.7 million in 2002. Expenses relating to service and maintenance personnel decreased $2.1 million, from $7.9 million in 2001 to $5.8 million in 2002. Stock-based compensation decreased $781,000, from $1.0 million in 2001 to $266,000 in 2002.

The increases from 2000 to 2001 were primarily due to increased use of and expenses related to third party service partners, and to a lesser extent, to the growth in personnel in our professional services organization.

Expenses relating to and the use of third party service partners increased $2.1 million from $2.8 million in 2000. Expenses relating to service and maintenance personnel increased $1.5 million from $6.4 million in 2000.

Service and maintenance gross profit (loss) percentage increased 41% from (1%) for 2001 to 40% for 2002. Service and maintenance gross loss percentage increased 55% in 2001, from a (56%) gross loss for 2000. The increases in both periods are primarily attributable to the improved billable utilization of employee consultants that perform implementation and other consulting services for customers and less reliance on third party implementation service partners. The increase in 2002 gross profit is also attributable to a greater percentage of lower cost maintenance revenue, and a decrease in higher cost services revenue.

Operating Expenses

Research and development.    Research and development expenses decreased $522,000, from $11.6 million in 2001 to $11.1 million in 2002. Research and development expenses in 2001 increased $5.0 million, from $6.6 million in 2000. The decrease in 2002 was attributable to a decrease in stock-based compensation, partially offset by increases in the number of external development consultants and research and development personnel. Stock-based compensation decreased $1.6 million, from $1.3 million of expense in 2001 to a credit of $335,000 in 2002. Expenses relating to external development consultants increased $850,000, from $1.1 million in 2001 to $2.0 million in 2002. Expenses relating to research and development personnel increased $457,000, from $9.1 million in 2001 to $9.5 million in 2002.

The increase from 2000 to 2001 was primarily attributable to increases in the number of research and development personnel. Expenses relating to research and development personnel in 2001 increased $4.6 million, from $4.5 million in 2000.

To date, all software development costs have been expensed in the period incurred.

Sales and marketing.    Sales and marketing expenses decreased $25.7 million, from $47.2 million in 2001 to $21.5 million in 2002. Sales and marketing expenses in 2001 decreased $3.8 million, from $51.0 million in 2000. The decrease in sales and marketing expenses in 2002 was due to a decrease in the number of employees and sales offices, and a decrease in stock-based compensation. Expenses related to sales and marketing personnel decreased $18.3 million, from $36.3 million in 2001 to $18.0 million in 2002. Stock-based compensation decreased $4.4 million, from $4.6 million in 2001 to $202,000 in 2002.

The decrease in sales and marketing expense from 2000 to 2001 was attributable to a decrease in stock-base compensation partially offset by an increase in the number of employees and sales offices. Stock-based compensation in 2001 decreased $15.0 million, from $19.6 million in 2000. Expenses related to sales and marketing personnel in 2001 increased $11.1 million from $25.2 million in 2000.

General and administrative.    General and administrative expenses decreased $7.1 million, from $13.0 million in 2001 to $5.9 million in 2002. General and administrative expenses in 2001 increased $1.9 million, from $11.1 million in 2000. The decrease in 2002 was primarily attributable to decreases in stock-based compensation and expenses relating to general and administrative personnel compensation. Stock-based compensation decreased $4.7 million, from $4.4 million of expense in 2001 to a credit of $298,000 in 2002. Expenses relating to general and administrative personnel decreased $1.9 million, from $5.5 million in 2001 to $3.6 million in 2002.

The increase from 2000 to 2001 was primarily attributable to an increase in outside professional service fees, such as attorneys and accountants, associated with our expansion into international markets and the regulatory requirements of being a public company. Outside professional service fees increased $1.7 million, from $970,000 in 2000 to $2.7 million in 2001.

Restructuring charges.    In 2002 and 2001, we implemented restructuring programs to better align operating expenses with anticipated revenues.

During the third quarter of fiscal 2001, Docent recorded a $4.2 million restructuring charge, which consisted of $3.0 million in facility exit costs, $704,000 in employee severance costs, $224,000 in equipment impairment and $211,000 in other exit costs. The restructuring program resulted in a reduction in force across all company functions of approximately 11%, or 35 employees.

During the fourth quarter of fiscal 2001, Docent recorded a $1.9 million restructuring charge, which consisted of $779,000 in facility exit costs, $833,000 in employee severance costs, $144,000 in equipment impairment and $188,000 in other exit costs. The restructuring program resulted in a reduction in force across all company functions of approximately 16%, or 45 employees. These facility exit costs include an adjustment of $112,000 related to the restructuring recorded during the third quarter of fiscal 2001. The adjustment reflects the reduction of the estimated sublease income of a particular vacated facility.

During the first quarter of fiscal 2002, Docent recorded a $925,000 restructuring charge, which consisted of $886,000 in employee severance costs and $39,000 in other exit costs. The restructuring program resulted in a reduction in force across all company functions of approximately 17%, or 42 employees.

During the second quarter of fiscal 2002, Docent recorded a $3.1 million restructuring charge, which consisted of $2.1 million in facility exit costs, $822,000 in employee severance costs, $163,000 in equipment impairment, and $27,000 in other exit costs. The restructuring program resulted in a reduction in force across all company functions of approximately 17%, or 36 employees. If Docent fails to sublease an exited facility, or the assumptions used for estimated time to sublease and sublease price are incorrect, an additional charge not exceeding $94,000 will occur.

During the second quarter of fiscal 2002, Docent increased its estimate of the total costs associated with the above restructuring activities and recorded an adjustment of $298,000. The adjustment reflects the reduction of the estimated sublease income of one vacated facility of $372,000, partially offset by the settlement cost of another lease obligation of $74,000.

During the third quarter of fiscal 2002, Docent continued the announced second quarter restructuring actions. Docent recorded a $381,000 restructuring charge, which consisted of $271,000 in employee severance costs, and $110,000 in equipment impairment. The continued restructuring program resulted in a reduction in force across all company functions of approximately 5%, or nine employees.

Also during the third quarter of fiscal 2002, Docent settled a facility lease obligation of a vacated facility, associated with the above restructuring activities, and recorded an adjustment of $1.6 million. The adjustment reflects a reduction of the future monthly lease payments that were originally estimated to be $3.0 million, but were settled for $1.4 million.

Management expects these restructuring programs will save Docent approximately $20.9 million per year of cash.

Stock-based compensation.    In connection with the issuance of common stock and the granting of stock options and warrants to our employees and non-employees, we recorded deferred stock-based compensation totaling approximately $54.2 million. Stock-based compensation credit, net, relating to the common stock, options and warrants was $193,000 for 2002 and an expense of $11.2 million for 2001, and $27.0 million for 2000. As of December 31, 2002, we had an aggregate of $926,000 of deferred stock-based compensation remaining to be amortized. The credit in stock-based compensation resulted from using a graded amortization method over the vesting period of generally four years. The graded amortization method records more expense early in the life of the options. The 2002 termination of certain Docent officers with unvested options, which had already been expensed under the graded method resulted the credit balance.

In 2002, in connection with the termination of an officer, we accelerated the vesting of certain stock options held by the individual and recorded a compensation charge of $14,000 related to the re-measurement of these options at the date of termination. Also in 2002, Docent granted 18,000 common stock options in exchange for services from consultants. The options vest in equal monthly installments over 12 months and Docent recorded a compensation charge of $14,000 associated with these options.

In 2001, in connection with the termination of certain employees, we accelerated the vesting of certain stock options held by them and recorded a compensation charge of $198,000 related to the re-measurement of these options at the date of termination. Also in 2001, Docent granted 2,500 common stock options in exchange for services from a consultant. Docent recorded a compensation charge of $44,000 associated with these options.

Amortization of the remaining deferred stock-based compensation is expected to result in additional charges to operations as follows: $720,000 in 2003; $157,000 in 2004; and $49,000 in 2005.

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
Intangible assets subject to amortization (thirty-two month weighted-average useful life):
Core technology (three year useful life)	$2,493
Developed technology (fourteen month useful life)	568
Patents (three year useful life)	148
Trade name (fourteen month useful life)	83

		3,292
Goodwill		900

Total assets acquired		5,282

Current liabilities		(3,804)
Long-term liabilities		(939)

Total liabilities assumed		(4,743)

Net assets acquired		$539

We acquired gForce by assuming liabilities of $4,743,000 and providing an advance payment of $119,000. We also incurred approximately $420,000 of acquisition costs, for a total purchase price of $5,282,000. To settle certain gForce liabilities, we issued 167,000 shares of our common stock valued at an aggregate amount of $1,019,000. To cover any undisclosed pre-acquisition claims against gForce, of the 167,000 total shares issued, we placed 42,000 shares of Docent’s common stock in escrow for 18 months.

To determine the value of the developed technology, the expected future cash flow attributed to all existing technology was discounted, taking into account risks related to the characteristics and applications of the technology, existing and future markets, and assessments of the life cycle stage of technology. The $707,000 assigned to research and development assets represented acquired in-process research and development (“IPR&D”) that had not yet reached technological feasibility and had no alternative future use. We wrote off these assets at the date of acquisition in accordance with Financial Accounting Standards Board Interpretation No. 4, Applicability of Financial Accounting Standards Board Statement No. 2 to Business Combination Accounted for by the Purchase Method. To estimate the value of the IPR&D, the expected cash flows attributed to the completed portion of the IPR&D were calculated. These cash flows considered the contribution of the core technology, the risks related to the development of the IPR&D and the percent of research completed as of the valuation date, as well as the expected life cycle of the technology. Finally, the cash flows attributed to the completed portion of the IPR&D, net of the core technology contribution, were discounted to the present value to estimate the value of the IPR&D. Goodwill is determined based on the residual difference between the amount paid and the values assigned to identified tangible and intangible assets. Goodwill is not being amortized. The Company began amortizing on a straight-line basis developed technology, core technology, trademarks and patents over useful life of fourteen to thirty-six months and consist of (in thousands):

	December 31, 2002			December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Developed technology	$568	$(568)	$—	$568	$(101)	$467
Core technology	2,493	(1,005)	1,488	2,493	(174)	2,319
Trade name	83	(83)	—	83	(15)	68
Patents	148	(59)	89	148	(10)	138

	$3,292	$(1,715)	$1,577	$3,292	$(300)	$2,992

The amortization expense associated with these intangible assets was $1,415,000 for the years ended December 31, 2002 and $300,000 for the years ended December 31, 2001.

Docent performed an impairment test of intangible assets as of October 1, 2002. As of October 1, 2002, based on the discounted cashflows expected during their remaining useful life, to their carrying value, there was no impairment of intangible assets recorded. Docent will perform an interim impairment analysis if circumstances warrant.

Interest expense, other expense, net, and interest income

Interest expense.    Interest expense decreased $148,000, from $294,000 in 2001 to $146,000 in 2002. In 2001, interest expense decreased $80,000, from $374,000 in 2000. The decreases in 2002 and 2001 were attributable to lower capital lease and equipment loan balances.

Other expense, net.    Other expense, net, decreased $366,000, from $430,000 in 2001 to $64,000 in 2002. The decrease in 2002 was due to net foreign exchange gains. In 2001, other expense, net, increased $240,000, from $190,000 in 2000. The increase in 2001 was attributable to increased state and local franchise tax.

Interest income.    Interest income decreased $2.9 million, from $3.9 million in 2001 to $990,000 in 2002. The decrease in 2002 was due to lower average cash and investments balances maintained by us, reflecting the use of cash to fund operations and lower interest rates. In 2001, interest income increased $1.1 million, from $2.8 million in 2000. The increase in 2001 was the result of higher average cash and investments balances, due to proceeds from our initial public offering in September 2000.

Provision for income taxes

We incurred U.S. operating losses for all periods from inception through December 31, 2002 and therefore have not recorded a provision for U.S. federal income taxes. We recorded a provision for foreign income taxes of

$96,000 and state taxes of $56,000 for 2002, a provision for foreign income taxes of $72,000 for 2001, and a provision for foreign income taxes of $63,000 for 2000.

Realization of the deferred tax assets is dependent on future earnings, the timing and amount of which are uncertain. Accordingly, a valuation allowance, in an amount equal to the net deferred tax assets as of December 31, 2002, has been established to reflect these uncertainties.

As of December 31, 2002, we had net operating loss carry-forwards for federal tax purposes of approximately $125.0 million and for state tax purposes of approximately $51.0 million. These federal and state tax loss carry-forwards are available to reduce future taxable income and expire at various dates beginning in 2004, if not utilized. Utilization of the net operating losses may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

Liquidity and Capital Resources

Since inception, we have funded our operations primarily by the sale of equity securities, through which we have raised net proceeds of $172.1 million through December 31, 2002. As of December 31, 2002, we had approximately $37.0 million of cash and cash equivalents and $4.0 million of short-term investments.

Cash used in operating activities was $18.8 million in 2002, $46.8 million in 2001, and $33.1 million in 2000. The cash used during these periods was primarily attributable to net losses of $23.8 million in 2002, $60.9 million during 2001, and $64.7 million during 2000. In 2002, cash used to fund net losses was partially offset by a decrease in accounts receivable of $4.0 million. The decrease in accounts receivable is due to improved cash collections and lower revenue levels. In 2001 and 2000, the net losses included non-cash compensation charges related to various types of grants of our stock to employees and non-employees. Total expenses in relation to these grants were $11.4 million in 2001 and $27.0 million in 2000.

Investment in property and equipment, excluding equipment acquired under capital leases, was $642,000 in 2002, $2.6 million in 2001, and $3.5 million in 2000. In 2002, we sold $72.8 million of short-term investments, partially offset by purchases of $42.9 million of short-term investments. In 2001, we purchased $73.0 million of short-term investments partially offset by sales of $43.2 million of short-term investments and sales of $18.5 million of long-term investments. In 2000, we purchased $4.0 million of short-term investments and $18.5 million of long-term investments.

Cash used by financing activities was $2.2 million in 2002, primarily as a result of the purchase of $2.4 million of treasury stock. Cash used by financing activities was $2.6 million in 2001, as a result of payments on capital lease obligations and notes payable of $3.2 million. Cash provided by financing activities was $139.1 million in 2000, resulting primarily from $92.2 million in net proceeds from Docent’s initial public offering and from $45.7 million in net proceeds from the issuance of convertible preferred stock.

In September 2002, Docent entered into an agreement with a third party software company to resell that company’s product through April 2005. Under the agreement, Docent committed to purchase $1.0 million of the third party software and pay the third party software company $1.0 million over the first year of the agreement for the distributed software. If Docent fails to resell $1.0 million during the first year, Docent will pay the third party software company the remaining unsold balance due. The payment for the remaining unsold balance will be credited to future purchases over the life of the agreement.

At December 31, 2002, our contractual obligations and commercial commitments were as follows (in thousands):

	Payment Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years
Capital lease obligation	$144	$99	$45	$—
Operating leases	1,960	777	1,165	18
Restructuring facility payments	1,752	656	1,096	—
Accenture consulting obligation	640	640	—	—
Software resale and distribution commitment	1,000	1,000	—	—

Total contractual cash obligations	$5,496	$3,172	$2,306	$18

Further information on capital lease obligation, restructuring facility payments and Accenture consulting obligation can be found in Notes to Consolidated Financial Statements, Note 7. Capital Leases and Notes Payable, Note 6. Restructuring Charge, and Note 14. Related Parties, respectively. Further information on operating leases and software resale and distribution commitment can be found in Notes to Consolidated Financial Statements, Note 8. Commitments and Contingencies.

We currently anticipate that our available cash resources will be sufficient to meet our presently anticipated working capital, capital expenditure and business expansion requirements for at least 12 months after the date of this filing. However, we may need to raise additional funds prior to this date to support a more rapid expansion than we currently anticipate, develop new or enhanced applications and services, respond to competitive pressures, acquire complementary businesses or technologies, or take advantage of unanticipated opportunities. We are planning to continue our decreases in cash used in operations, and eventually generate cash from operations.

Related Parties

In March 2000, we entered into an alliance agreement with Accenture, which was a stockholder of ours and one of whose retired partners is a member of our Board of Directors. The alliance agreement provides for the resale of our software products and services by Accenture, the submission of joint proposals to potential clients where either we would be subcontracting our services to Accenture or Accenture would be subcontracting its services to us; the alliance agreement also provides for revenue sharing. The alliance agreement is for an initial term of three years, terminating on March 31, 2003, with either party having the right to terminate the agreement without cause on 60 days’ notice. The alliance agreement automatically renews for an additional two-year term, terminating on March 31, 2005, unless either party notifies the other at least ninety days prior to the expiration of the term of its intent not to renew. As of February 28, 2003, neither Accenture nor Docent had given notification of any intent not to renew.

At September 30, 2002, we believe Accenture held approximately 72,000 shares of our common stock and had warrants, expiring on March 31, 2003, to purchase an additional 799,000 shares at $22.56 per share. Accenture’s holdings in our common stock on a fully diluted basis on September 30, 2002 represented approximately 6.0% of the outstanding shares of our common stock. In December 2002, Accenture sold all of their Docent common stock and warrants.

As part of the alliance agreement, Accenture resells our software products to third party customers. In 2002, we recognized $324,000 of revenue from Accenture as part of this resale arrangement. In 2001, we recognized $864,000 of revenue from Accenture as part of this resale arrangement. Pricing for Accenture resale agreements represents the fair value of comparable resale agreements with our other reseller partners. In 2000, we sold to Accenture a Docent Enterprise software license for Accenture’s internal use and recognized $663,000 of associated revenue. Pricing for this internal use license represents the fair value of comparable agreements with unaffiliated third parties at the time of the sale.

A component of the alliance agreement with Accenture is revenue sharing. When Accenture introduces Docent to prospective third party customers, Accenture is entitled to a portion of the contracted license fee if we sell a license directly to such prospective third party customers. The negotiated revenue sharing amounts range from 10% to 30%, based on the amount of time and effort it takes to complete each sale. Our license revenue related to such sales is decreased by the revenue sharing amount due to Accenture. During 2002, we decreased our license revenue by $321,000, due to the revenue sharing agreement with Accenture. During 2001, we decreased our license revenue by $858,000, due to the revenue sharing agreement with Accenture. At December 31, 2002, we owed Accenture $325,000 related to license agreements that are subject to revenue sharing.

Docent subcontracted to Accenture $68,000 in 2001 and $11,000 in 2000 of consulting work for our third party customers. During 2002, Docent did not subcontract with Accenture any consulting work for our third party customers. Accenture charges us its standard hourly rates for consulting. Accenture subcontracted to us consulting work for Accenture’s third party customers in the amount of $6,000 during 2002, $337,000 during 2001 and $60,000 during 2000. Docent charges Accenture its standard hourly rates for consulting, and records such amounts as service revenue.

Concurrent with the alliance agreement, we entered into a consulting services agreement with Accenture pursuant to which we are currently committed to purchase $640,000 of consulting services from Accenture prior to April 1, 2003.

In August 2002, Docent signed a consulting agreement with Robert Lauer, one of its Board members. The agreement is for one year and will compensate Mr. Lauer $1,500 per day worked. Mr. Lauer worked 18 days in 2002. The agreement also grants Mr. Lauer 13,000 stock options that vest over one year with an exercise price of $2.80 per share. Mr. Lauer has been and will be consulting Docent management regarding strategic planning and business development.

Docent recorded Stock-based compensation expense of $14,000 related to these stock options in 2002. At each reporting date, the Company re-values the vested portion of these options using the Black-Scholes option pricing model. As a result, the stock-based compensation expense may fluctuate as the fair market value of the our common stock fluctuates.

The Company also entered into employment agreements with certain executive officers of the Company, as described in Item 13.

Employee Stock Options

Our stock option program is a key component of the compensation package we provide to attract and retain talented employees and align their interests with the interests of existing stockholders. Our cumulative potential dilution for the years ended December 31, 2002, 2001, and 2000 was 3.3%, 6.7% and 19.3%, respectively. The potential dilution percentage is calculated as the new option grants for the year, net of options forfeited by employees leaving the company, divided by the total outstanding shares at the beginning of the year. Many of these options, which have 10-year exercise periods, have exercise prices substantially higher than the current market price. At December 31, 2002, 66.0% of our outstanding stock options had exercise prices in excess of the then current market price. The Compensation Committee of the Board of Directors reviews and approves all stock option grants to executive officers. The Chief Executive Officer approves all individual stock option grants to non-executive officers.

Options granted from fiscal year 2000 through fiscal 2002 are summarized as follows:

(shares in thousands)
Options outstanding at December 31, 1999	873
Options granted	5,484
Options exercised	(872)
Cancellations	(2,565)

Options outstanding at December 31, 2002	2,920

Average annual options granted net of cancellations	973

Weighted average shares outstanding for the three years ended December 31, 2002	13,852
Shares outstanding at December 31, 2002	14,337
Options outstanding as a percent of shares outstanding at December 31, 2002	20.4%
Average annual options granted net of cancellations as a percentage of average shares outstanding on December 31, 2002, 2001, and 2000	20.6%

Generally, we grant stock options to our existing employees on an annual basis. During the year ended December 31, 2002, we made grants of options to purchase approximately 2.2 million shares of our stock, which resulted in a net grant of options for 468,000 shares after deducting 1.7 million shares for cancelled options. The net options granted in 2002 after forfeitures represented 3.3% of our total outstanding shares of approximately 14.3 million as of December 31, 2002.

Factors That May Impact Future Operating Results and Stock Price

Our limited operating history subjects us to risks encountered by early stage companies and some of these risks are increased because we operate in a new and rapidly evolving market.

Because of our limited operating history, you must consider the risks, uncertainties and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets, including without limitation, the following:

•	risks that our revenue forecasts may be incorrect because of our limited sales to date and our long sales process, and

•	risks that our new products, such as Docent Live!, Docent Peak Performance and Docent Analytics, will fail to achieve market acceptance.

We have not been in business long enough to use our operating history as a reliable aid in predicting trends specific to our company, which impairs our ability to make accurate business plans. Since the market for eLearning products is rapidly evolving, our operating history will be less relevant to future performance than the operating history of a company in an industry which is not subject to rapid change. In addition, since the market for eLearning products is new, we are limited in our ability to refer to industry trends as reliable predictors and to react to these trends. These limitations make it more difficult for us to anticipate the need for new products as the market for eLearning products changes, thus increasing our vulnerability to competition. As a result, we may either fail to increase, or suffer a decrease in, our market share, resulting in a decrease in our revenue.

We have a history of losses, expect future losses and may never achieve profitability.

We have experienced losses in each quarter since our inception and expect losses through fiscal year 2003. We incurred net losses of $23.8 million in fiscal 2002, $60.9 million in fiscal 2001, and $64.7 million in fiscal 2000. Our accumulated deficit as of December 31, 2002 was $188.2 million. We expect to derive substantially all of our revenue for the foreseeable future from the licensing of our Docent Learning Management Server and Docent Learning Content Management System, and providing related services. Over the longer term, we expect to derive revenue from new products such as Docent Live! and Docent Peak Performance, Docent Analytics, Content, and services related to these offerings. In the future, we expect to continue to incur additional non-cash expenses relating to the amortization of deferred compensation and purchased intangible assets that will contribute to our net losses. As of December 31, 2002, we had an aggregate of $926,000 of deferred stock compensation and $1.6 million of purchased intangible assets to be amortized. As a result of all of the foregoing, we expect to incur losses for the foreseeable future and will need to generate significantly higher revenue in order to achieve profitability. If we achieve profitability, we may not be able to sustain it.

Fluctuations in our quarterly revenue and other operating results may cause our stock price to decline.

We believe that quarter-to-quarter comparisons of our revenue and other operating results are not meaningful and should not be relied on as indicators of our future performance. As a consequence of quarterly revenue fluctuations our financial results may fall short of the expectations of investors. If this occurs, the price of our common stock would likely drop. Our quarterly revenues are especially subject to fluctuations because they depend on the sale of a small number of relatively large orders. Furthermore, our quarterly revenues may be affected significantly by changes in revenue recognition policies and procedures based on changes to or new applicable accounting standards and how these standards are interpreted. As a result, our revenue and results from operations will likely vary significantly from quarter to quarter. These variances may cause our stock price to fluctuate.

Generally unfavorable economic conditions may cause our customers to reduce spending for new products and services, which would adversely affect our revenue.

The downturn in the economy has resulted in decreases in information technology spending in general. Our product and services require that our customers make a sizable initial investment in order to generate benefits from our product over time. Thus, in such an unfavorable economic environment, our enterprise customers have reduced and may further reduce the resources devoted to eLearning products and services, and in particular new products and services such as ours, before they cut back on other products and services, harming our revenue to a greater degree than the revenue of companies with different products and services.

Our direct sales cycle is lengthy and requires considerable investment with no assurance of when we will generate revenue from our efforts, if at all.

The period between our initial contact with a potential customer and that customer’s purchase of our products and services typically extends from six to nine months. The delay or failure to complete sales in a particular quarter could reduce our revenue in that quarter, as well as subsequent quarters over which revenue for the sale would likely be recognized. If our sales cycle unexpectedly lengthens in general or for one or more large orders, it would negatively affect the timing of our revenue and our revenue growth would be harmed. To sell our products and services successfully, we generally must educate our potential customers regarding the use and benefits of our products and services, which can require significant time, capital and other resources.

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

Our Docent Learning Management Server and Docent Learning Content Management System products and related services have accounted for substantially all of our revenue and this situation is expected to continue for the foreseeable future. Consequently, a decline in the price of, or demand for, the Docent Learning Management Server and Docent Learning Content Management System products or services, or their failure to achieve broad market acceptance, would seriously harm our business.

If we lose key personnel, or are unable to attract and retain additional management personnel, we may not be able to successfully grow and manage our business.

We believe that our future success will depend upon our ability to attract and retain our key technical and management personnel. These employees are not subject to employment contracts. We may not be successful in retaining our key employees in the future or in attracting and assimilating replacement or additional key personnel. Any failure in retaining and attracting management personnel may impair our ability to rapidly grow and manage our business.

Difficulties we may encounter in managing our size could adversely affect our results of operations.

We have experienced a period of rapid and substantial growth of our business, followed by a period of rapid and substantial downsizing of our workforce. These periods have placed a serious strain on our managerial, administrative and financial personnel and our internal infrastructure. To manage the changes these periods of expansion and contraction of our business and personnel have brought to our operations and personnel, we will be required to improve existing and implement new operational, financial and management controls, reporting systems and procedures. We may not be able to install adequate management information and control systems in an efficient and timely manner and our current or planned personnel systems, procedures and controls may not be adequate to support our future operations. If we are unable to manage further growth effectively, we will not be able to capitalize on attractive business opportunities.

Intense competition in our market segment could impair our ability to grow and to achieve profitability.

The market for our products and services is intensely competitive, dynamic and subject to rapid technological change. We expect the intensity of the competition and the pace of change to increase in the future. The relatively low barriers to entry in the eLearning market will encourage competition from a variety of established and emerging companies. Competitors vary in size and in the scope and breadth of the products and services offered. Many of our competitors have longer operating histories, substantially greater financial, technical, marketing or other resources, or greater name recognition than we have. As a result, our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any one of which would seriously harm our business. Our current and potential competitors may develop and market new technologies that render our existing or future products and services obsolete, unmarketable or less competitive. Our current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with other learning solution providers, thereby increasing the availability of their services to address the needs of our current and prospective customers. We may not be able to compete successfully against our current and future competitors and competitive pressures that we encounter may seriously harm our business.

If we are unable to manage the complexity of conducting business globally, our international revenues may suffer.

International revenues accounted for approximately 24% of our revenue in fiscal 2002. We intend to expand our international presence in the future. Conducting business outside of the United States is subject to certain risks, including:

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

If any of our major system integrators and business outsource providers changes the focus of their business or fails to comply with the terms of its agreements with us, our revenue will be harmed.

Our business model is dependent on developing additional revenue through our system integrators and businesses outsource providers. If one or more of these companies no longer wishes to develop business in the knowledge exchange market, we will not materially benefit from our strategic alliance with that company. In addition, if one or more of these companies breaches its strategic alliance agreement with us, we may lose the potential for additional revenue. In addition, we will need to devote a substantial number of our personnel, as well as our financial resources, to developing and maintaining our relationships with these partners. Focusing our resources on these partnerships will impair our ability to develop revenues from direct sales and other sources, making us more dependent on our relationships with these partners. Therefore, if one or more of these relationships terminates, we could suffer a significant decrease in our revenue.

Our success depends upon the acceptance and successful integration by customers of our products. We often rely on third-party systems integrators to assist with implementation of our products. If large systems integrators fail to continue to support our solution or commit resources to us, if any of our customers is not able to successfully integrate our solution or if we are unable to adequately train our existing systems integration partners, our business, operating results and financial condition could suffer. In addition, we cannot control the level and quality of service provided by our current and future third-party system integrators.

We outsource the management and maintenance of our hosted and ASP solutions to third parties and will depend upon them to provide adequate management and maintenance services.

We rely on third parties to provide key components of our networks and systems. For instance, we rely on third-party Internet service providers to host the Docent Enterprise Suite for customers who desire to have these solutions hosted. We also rely on third-party communications service providers for the high-speed connections that link our and our Internet service providers’ Web servers and office systems to the Internet. Any Internet or communications systems failure or interruption could result in disruption of our service or loss or compromise of customer orders and data. These failures, especially if they are prolonged or repeated, would make our services less attractive to customers and tarnish our reputation.

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

If third parties claim that we infringe on their patents, trademarks, or other intellectual property rights, it may result in costly litigation or require us to make royalty payments.

Currently, third parties have registered Docent or a variant as a trademark in the United States and in some other jurisdictions outside the United States for use with goods or services, which could be construed to overlap those offered by Docent. Although Docent is a registered trademark for Class 35 business services in the United States, we may not be able to register Docent as a trademark in some countries, including the United States, for use with other goods or services due to existing registrations of third parties. Although third parties have not initiated formal infringement proceedings or any other formal challenges to Docent’s use of the Docent trademark, any claims, with or without merit, could cause costly litigation that could consume significant management time. Docent only has one issued patent. Third parties alleging that Docent has infringed their patents have brought two patent infringement cases. These claims, which we believe to be without merit, and which we plan to vigorously defend, could be expensive and divert management attention from operating our company. If we become liable to third parties for infringement claims, we may be required to license the patents on terms that may or may not be favorable or we may be forced to alter our website or our software product which is the subject of the infringement claim, either of which may adversely affect our revenue.

We may not be able to adequately protect our intellectual property, and our competitors may be able to offer similar products and services that would harm our competitive position.

Our success and ability to effectively compete is dependent on our ability to develop and maintain the proprietary aspects of our technology and operate without infringing on the intellectual property rights of others. We rely on a combination of trademark, trade secret and copyright law and contractual restrictions to protect the proprietary aspects of our technology. These legal protections afford only limited protection for our technology. Docent only has one issued patent. We seek to protect the source code for our software, documentation and other written materials under trade secret and copyright laws. We license our software pursuant to signed license or “shrink wrap” agreements, which impose restrictions on the licensee’s ability to use the software. Finally, we seek to avoid disclosure of our intellectual property by requiring employees and consultants with access to proprietary information to execute confidentiality agreements with us and by restricting access to our source code. Despite these precautions, third parties could copy or otherwise obtain and use our technology without authorization, or develop similar technology independently. Furthermore, effective protection of intellectual property rights is unavailable or limited in some foreign countries. Our protection of our intellectual property rights may not provide us with any legal remedy should our competitors independently develop similar technology, duplicate our products and services, or design around any intellectual property rights we hold.

We rely on third party software products incorporated in our product, and that we resell separately. Errors in these software products or our inability to continue to license these software products in the future would decrease our revenue and increase our costs.

Our product incorporates third party software, and we expect to incorporate additional software as we broaden our product and services. The operation of our product would be impaired if errors occur in the third party software that we incorporate, and we may incur additional costs to repair or replace the defective software. It may be difficult for us to correct any errors in third party software because the software is not within our control. Accordingly, our revenue would decrease and our costs would increase in the event of any errors in this software. Furthermore, it may be difficult for us to replace any third party software if a vendor seeks to terminate our license to the software. Intellectual property claims against these software products could adversely affect our revenue and increase our costs.

Our revenue could decrease and our costs could increase if we fail to adequately integrate acquired businesses.

As part of our overall business strategy, we continually evaluate and may pursue acquisitions of complementary businesses or technologies that would provide additional product or service offerings, additional industry expertise or an expanded geographic presence. We may not be able to locate attractive opportunities or acquire any we locate on favorable terms. If we do acquire technologies, products, or businesses, or we form alliances with companies requiring technology investments or revenue commitments we will face a number of risks to our business. The risks we may encounter include the potential for unknown liabilities of the acquired or combined business, potentially dilutive issuances of equity securities and the incurrence of debt. In addition, we may face difficulty in assimilating the acquired operations and employees, managing product co-development activities with our alliance partners, retaining the key employees of the acquired operation, successfully integrating the acquired technology and operations into our business and maintaining uniform standards, controls, policies, and procedures. We may also lack the experience to enter into the new product or technology markets made available by new acquisitions or alliances. Failure to manage these alliance activities effectively and to integrate entities or assets that we acquire could affect our operating results or financial condition.

In addition to the above-stated risks, under Statement of Financial Accounting Standards No. 142 (SFAS 142) “Goodwill and Other Intangible Assets,” our goodwill is not amortized but is instead reviewed at least annually for impairment. We test goodwill for impairment using the two-step process prescribed in SFAS 142. The first step is a screen for potential impairment, while the second step measures the amount of impairment, if any. If general macroeconomic conditions deteriorate, affecting our business and operating results over the long-term, we could be required to record impairment charges related to goodwill, which could adversely affect our financial results.

If we need additional financing, we may not obtain the required financing on favorable terms and conditions.

We require substantial working capital to fund our business operations. We have had significant operating losses and negative cash flow from operations since inception and expect this to continue for the foreseeable future. We currently anticipate that our available cash resources will be sufficient to meet our anticipated working capital and capital expenditure requirements without needing to raise additional capital for at least 12 months after the date of this filing. However, if we are unable to meet our working capital and capital expenditure requirements with the remaining proceeds from our initial public offering and from our revenue, we will need to raise additional funds earlier. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution and these newly issued securities may have rights, preferences or privileges senior to those of existing stockholders. Additional financing may not be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our products and services or otherwise respond to competitive pressures would be significantly limited.

We do not have a comprehensive disaster recovery plan or back-up system, and a disaster could severely damage our operations.

We currently do not have a comprehensive disaster recovery plan in effect and do not have fully redundant systems for our services at an alternate site. A disaster could severely harm our business because our services could be interrupted for an indeterminate length of time. Our operations depend upon our ability to maintain and protect the computer systems needed for our day-to-day operations. A number of these computer systems are located on or near known earthquake fault zones. Although these systems are designed to be fault tolerant, they are vulnerable to damage from fire, floods, earthquakes, power loss, telecommunications failures and other events. Any damage to our facility could lead to interruptions in the services we provide to our customers and loss of customer information, and could substantially if not totally impair our ability to operate our business. The insurance we maintain may not be adequate to cover our losses resulting from disasters or other business interruptions.

Terrorism and the declaration of war by the United States against terrorism and other possible United States military actions may adversely affect our business.

The terrorist attacks that took place in the United States on September 11, 2001, the potential for future terrorist attacks in the United States, and the declaration of war by the United States against terrorism and other possible United States military actions have created significant instability and uncertainty in the world which may continue to have a material adverse effect on world financial markets, including financial markets in the United States. In addition, such adverse political events may have an adverse impact on economic conditions in the United States. Unfavorable economic conditions in the United States may have an adverse effect on our financial operations including, but not limited to, our ability to expand the market for our products, obtain financing as needed, enter into strategic relationships and effectively compete in the eLearning market.

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

We may become subject to government regulation and legal uncertainties that could reduce demand for our products and services or increase the cost of doing business, thereby adversely affecting our financial results.

We are not currently subject to direct regulation by any domestic or foreign governmental agency, other than regulations applicable to businesses generally, export control laws and laws or regulations directly applicable to Internet commerce. However, due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may become applicable to us or may be adopted in the future with respect to the Internet covering issues such as:

•	taxation;

•	user privacy;

•	content;

•	right to access personal data;

•	copyrights;

•	distribution; and

•	characteristics and quality of services.

The applicability of existing laws governing issues such as taxation, property ownership, copyrights, and other intellectual property issues, encryption, libel, export or import matters and personal privacy to the Internet is uncertain. The vast majority of these laws were adopted prior to the broad commercial use of the Internet and related technologies. As a result, they do not contemplate or address the unique issues of the Internet and related technologies. Changes to these laws, including some recently proposed changes, could create uncertainty in the Internet marketplace. Such uncertainty could reduce demand for our services or increase the cost of doing business due to increased costs of litigation or increased service delivery costs.

In addition, we could be liable for the misuse of personal information. The Federal Trade Commission, the European Union and certain state and local authorities have been investigating certain Internet companies regarding their use of personal information. We could incur additional expenses if new regulations regarding the use of personal information are introduced or if these authorities choose to investigate our privacy practices.

Our rights plan and the anti-takeover provisions in our charter documents could adversely affect the rights of the holders of our common stock.

Our Certificate of Incorporation and Bylaws contain provisions that could make it harder for a third-party to acquire us without the consent of our Board of Directors. For example, if a potential acquiror were to make a hostile bid for us, any acquiror holding less than fifty percent of the Company’s voting stock would not be able to call a special meeting of stockholders to remove our Board of Directors. A potential acquiror would also not be able to act by written consent without a meeting. In addition, our Board of Directors has staggered terms that make it difficult to remove all directors at once. The acquiror would also be required to provide advance notice of its proposal to remove directors at an annual meeting. The acquiror will not be able to cumulate votes at a meeting, which will require the acquiror to hold more shares to gain representation on the Board of Directors than if cumulative voting were permitted.

We have a stockholder rights plan. Under the plan, each holder of shares of our common stock has received a right to buy one one-hundredth of a share of our Series A preferred stock at an exercise price of $15.00, subject to adjustment, if a person or group were to acquire, or to announce the intention to acquire, 20% or more of our outstanding shares of common stock. Under this plan, our Board of Directors has the ability to issue preferred stock that would significantly dilute the ownership of a hostile acquiror. Our Board of Directors has designated 2,000,000 shares of preferred stock as Series A preferred stock in connection with our preferred stockholder rights plan.

In addition, Section 203 of the Delaware General Corporation Law limits business combination transactions with 15% stockholders that have not been approved by the board of directors. These provisions and other similar provisions make it more difficult or impossible for a third party to acquire us without negotiation. These provisions may apply even if the offer may be considered beneficial by some stockholders.

Our Board of Directors could choose not to negotiate with an acquiror that it did not feel was in our strategic interests. If the acquiror was discouraged from offering to acquire us or prevented from successfully completing a hostile acquisition by the anti-takeover measures, the stockholders could lose the opportunity to sell shares at a favorable price.

Recent Accounting Pronouncements

In July 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 146, Accounting for Costs Associated with Exit and Disposal Activities. This statement revises the accounting for exit and disposal activities under Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. Commitment to a plan to exit an activity or dispose of long-lived assets will no longer be sufficient to record a one-time charge for most anticipated costs. Instead, SFAS 146 requires exit or disposal costs be recorded when they are “incurred” and can be measured at fair value. SFAS 146 further requires that the recorded liability be adjusted for changes in estimated cash flows. The provisions of SFAS 146 are effective prospectively for exit or disposal activities initiated after December 31, 2002. Previously issued financial statements cannot be restated for the effect of the provisions of SFAS 146 and liabilities previously recorded under EITF Issue No. 94-3 are grandfathered. We do not believe SFAS 146 will have a material impact on our consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation— Transition and Disclosure. SFAS 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that changes to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure provisions of SFAS 123 to require expanded and more prominent disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation. This disclosure will be required in the summary of significant accounting policies footnote or its equivalent in annual and interim financial statements. SFAS 148 does not amend SFAS 123 to require companies to account for their stock-based employee awards using the fair value method. We do not believe SFAS 148 will have a material impact on our consolidated financial statements.

In December 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”).” FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. We have adopted the disclosure requirements of FIN 45 as of December 31, 2002. In addition, we are required to adopt the initial recognition and measurement of the fair value of the obligation undertaken in issuing the guarantee on a prospective basis to guarantees issued or modified after December 31, 2002. We do not believe FIN 45 will have a material effect on our operations, financial position or cash flows.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market and Currency Risk

We provide our services to customers primarily in the United States and, to a lesser extent, in Europe and elsewhere throughout the world. As a result, our financial results could be affected by risks typical of an international business. These risks include, but are not limited to, changes in foreign currency exchange rates, local regulations and restrictions and political climates, weak economic conditions in foreign markets, differing tax structures and foreign currency rate volatility. Sales are primarily made in U.S. Dollars; however, as we continue to expand our operations, more of our contracts may be denominated in Euros, British Pounds, Japanese Yen and Canadian Dollars. A strengthening of the U.S. Dollar could make our products less competitive in foreign markets. A sensitivity analysis was performed to measure the effect of a hypothetical 10% change in foreign currency rates to the U.S. Dollar. Based on this analysis, a 10% decrease in foreign exchange rates would result in an approximate $100,000 of foreign exchange loss associated with our international holdings.

Our exposure to foreign exchange rate fluctuations also arises in part from the translation of the financial results of our foreign subsidiaries into U.S. Dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. To date, we have not engaged in any foreign exchange hedging activities.

Our investments are made in accordance with an investment policy approved by our Board of Directors. At December 31, 2002, the average maturity of our investment securities was approximately two to three months. All investment securities had maturities of less than one year. Our interest income is sensitive to changes in the general level of U.S. interest rates. Due to the short term nature of our cash equivalents and investments, which are primarily money market funds, commercial paper and U.S. Government agency notes, we believe that there is no material market risk exposure.

All investments are carried at market value, which approximates cost. At December 31, 2002, all of our investments were considered available for sale securities. The weighted average interest rate of our portfolio was 1.2% at December 31, 2002.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Supplementary Data

The following tables set forth unaudited quarterly supplementary data for each of the years in the two-year period ended December 31, 2002.

	Fiscal 2002, Quarter Ended
	Mar 31	Jun 30	Sep 30	Dec 31
	(in thousands, except per share data)
Revenue	$8,006	$6,645	$6,056	$7,085
Gross profit (1)	5,124	3,784	3,588	4,827
Loss from operations	(9,873)	(7,191)	(3,905)	(3,452)
Net loss	(9,795)	(6,841)	(3,940)	(3,217)
Net loss per share (2)	(0.71)	(0.49)	(0.28)	(0.24)

	Fiscal 2001, Quarter Ended
	Mar 31	Jun 30	Sep 30	Dec 31
	(in thousands, except per share data)
Revenue	$7,094	$8,918	$5,995	$7,004
Gross profit (1)	3,875	4,479	2,572	3,732
Loss from operations	(15,167)	(14,938)	(18,910)	(15,044)
Net loss	(13,837)	(14,072)	(18,308)	(14,712)
Net loss per share (2)	(1.02)	(1.05)	(1.35)	(1.05)

(1)	Gross profit for the quarters ended December 31, 2001 to September 30, 2002 reflects the reclassification of gForce intangible asset amortization to cost of license. Amortization for gForce intangible assets was $360,000 for the three months ended September 30, 2002, $359,000 for the three months ended June 30, 2002, $360,000 for the three months ended March 31, 2002, and $300,000 for the three months ended December 31, 2001.

(2)	Per share amounts for all period presented have been adjusted to reflect the October 2002 one-for-three reverse stock split.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Consolidated Financial Statements of Docent, Inc.:
Report of Ernst & Young LLP, Independent Auditors	37
Report of PricewaterhouseCoopers LLP, Independent Accountants	38
Consolidated Balance Sheets	39
Consolidated Statements of Operations	40
Consolidated Statements of Stockholders’ Equity	41 to 42
Consolidated Statements of Cash Flows	43
Notes to Consolidated Financial Statements	44 to 67

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders, Docent, Inc.

We have audited the accompanying consolidated balance sheets of Docent, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Docent, Inc. at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

/s/    ERNST & YOUNG LLP

San Jose, California

January 23, 2003,

except for Note 17, as to which the date is

January 28, 2003.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of

    Docent, Inc.:

In our opinion, the accompanying consolidated statements of operations, of convertible preferred stock and stockholders’ equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Docent, Inc. and its subsidiaries at December 31, 2000, and the results of their operations and their cash flows for year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/    PRICEWATERHOUSECOOPERS LLP

San Jose, California

January 31, 2001

DOCENT, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,
	2002	2001
ASSETS

Current assets:
Cash and cash equivalents	$36,968	$28,460
Short term investments	3,974	33,840
Restricted cash	46	456
Accounts receivable, net of allowances for doubtful accounts of $611 at December 31, 2002 and $541 at December 31, 2001	5,958	9,992
Prepaid expenses and other current assets	1,424	2,762

Total current assets	48,370	75,510
Property and equipment, net	3,118	4,702
Goodwill	760	900
Other intangible assets, net	1,577	2,992
Other assets	417	443

Total assets	$54,242	$84,547

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,032	$1,650
Accrued payroll and related liabilities	2,478	3,297
Accrued liabilities	2,970	4,132
Current portion of restructuring accrual	888	2,996
Deferred revenue	6,626	6,177
Current portion of capital lease obligations	99	177
Notes payable	—	351

Total current liabilities	14,093	18,780
Restructuring accrual	1,096	973
Capital lease obligations	45	143
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value; 83,333 shares authorized; 14,337 and 14,251 shares issued and outstanding in 2002 and 2001, respectively	14	14
Additional paid-in capital	231,331	238,880
Receivables from stockholders	(197)	(980)
Unearned stock-based compensation	(926)	(8,292)
Treasury stock, at cost: 1,231 shares in 2002 and 98 shares in 2001	(3,058)	(667)
Accumulated deficit	(188,228)	(164,435)
Accumulated other comprehensive income	72	131

Total stockholders’ equity	39,008	64,651

Total liabilities and stockholders’ equity	$54,242	$84,547

The accompanying notes are an integral part of these financial statements.

DOCENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years Ended December 31,
	2002	2001	2000
Revenue:
License	$13,286	$15,331	$5,062
Services and maintenance	14,506	13,680	5,889

Total revenue	27,792	29,011	10,951

Cost of revenue:
Cost of license	1,706	480	40
Cost of services and maintenance (1)	8,763	13,873	9,160

Total cost of revenue	10,469	14,353	9,200

Gross profit (loss):
License gross profit	11,580	14,851	5,022
Services and maintenance gross profit (loss)	5,743	(193)	(3,271)

Total gross profit	17,323	14,658	1,751

Operating expenses:
Research and development (1)	11,126	11,648	6,561
Sales and marketing (1)	21,489	47,242	50,963
General and administrative (1)	5,936	12,991	11,117
Restructuring charge	3,193	6,129	—
In-process research and development	—	707	—

Total operating expenses	41,744	78,717	68,641

Loss from operations	(24,421)	(64,059)	(66,890)
Interest expense	(146)	(294)	(374)
Other income and (expense), net	(64)	(430)	(190)
Interest income	990	3,926	2,827

Loss before provision for income taxes	(23,641)	(60,857)	(64,627)
Provision for income taxes	152	72	63

Net loss	(23,793)	(60,929)	(64,690)

Dividend accretion and deemed dividend on convertible preferred stock	—	—	(19,069)

Net loss attributable to common stockholders	$(23,793)	$(60,929)	$(83,759)

Net loss per share attributable to common stockholders—basic and diluted	$(1.72)	$(4.47)	$(19.04)

Weighted average common shares outstanding	13,852	13,620	4,398

(1)	Non-cash amounts for amortization of unearned stock-based compensation, acceleration of stock option vesting and issuance of options in exchange for services include the following:

	Years Ended December 31,
	2002	2001	2000
Cost of services and maintenance	$266	$1,047	$802

Operating expenses:
Research and development	(335)	1,318	1,836
Sales and marketing	202	4,636	19,576
General and administrative	(298)	4,428	4,801

Total included in operating expenses	$(431)	$10,382	$26,213

The accompanying notes are an integral part of these financial statements

DOCENT, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except per share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Receivables from Stockholders	Treasury Stock		Unearned Stock-based Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount			Shares	Amount
Balances, December 31, 1999	6,130	$33,288	1,770	$2	$11,221	$(487)	—	$—	$(7,200)	$(26,866)	$—	$(23,330)
Issuance of Series E convertible preferred stock for cash at $22.56 per share, net of issuance costs of $1,777	1,239	26,613	—	—	—	—	—	—	—	—	—	—
Issuance of common stock warrants in connection with Series E convertible preferred stock financing	—	—	—	—	179	—	—	—	—	—	—	179
Issuance of Series F convertible preferred stock for cash at $22.56 per share, net of issuance costs of $675	867	18,761	—	—	—	—	—	—	—	—	—	—
Issuance of common stock warrants in connection with Series F convertible preferred stock financing	—	—	—	—	107	—	—	—	—	—	—	107
Issuance of Series D preferred stock upon exercise of warrant	62	—	—	—	—	—	—	—	—	—	—	—
Unearned stock-based compensation	—	—	—	—	27,016	—	—	—	(27,355)	—	—	(339)
Amortization of unearned stock-based compensation	—	—	—	—	—	—	—	—	12,310	—	—	12,310
Gross compensation expense—options to non-employees	—	—	—	—	709	—	—	—	(709)	—	—	—
Stock-based compensation on acceleration of options upon termination	—	—	—	—	363	—	—	—	—	—	—	363
Amortization of non-employee stock-based compensation	—	—	—	—	—	—	—	—	655	—	—	655
Issuance of common stock in exchange for services	—	—	56	—	1,402	—	—	—	(256)	—	—	1,146
Issuance of common stock for cash on exercise of options	—	—	541	1	2,119	—	—	—	—	—	—	2,120
Issuance of common stock for notes receivable on exercise of options	—	—	315	—	1,835	(1,834)	—	—	—	—	—	1
Issuance of common stock upon exercise of warrants	—	—	75	—	36	—	—	—	—	—	—	36
Repurchase of unvested shares of restricted common stock	—	—	(13)	—	(67)	—	—	—	—	—	—	(67)
Repayment of receivables from stockholders	—	—	—	—	—	286	—	—	—	—	—	286
Issuance of preferred stock warrants in exchange for services	—	—	—	—	12,556	—	—	—	—	—	—	12,556
Issuance of common stock warrants in exchange for services	—	—	—	—	324	—	—	—	—	—	—	324
Dividend accretion on convertible preferred stock	—	7,119	—	—	(7,119)	—	—	—	—	—	—	(7,119)
Deemed dividend on convertible preferred stock	—	—	—	—	11,950	—	—	—	—	(11,950)	—	—
Issuance of common stock in initial public offering, net of issuance costs of $9,040	—	—	3,067	3	92,156	—	—	—	—	—	—	92,159
Conversion of preferred stock to common stock upon initial public offering	(8,298)	(85,781)	8,298	8	85,773	—	—	—	—	—	—	85,781
Issuance of common stock for employee stock purchase plan	—	—	20	—	—	—	—	—	—	—	—	—
Rescission of stock options exercised	—	—	(149)	—	(948)	948	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	(64,690)	—	(64,690)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	118	118

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(64,572)

Balances, December 31, 2000	—	$—	13,980	$14	$239,612	$(1,087)	—	$—	$(22,555)	$(103,506)	$118	$112,596

The accompanying notes are an integral part of these financial statements.

DOCENT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Receivables from Stockholders	Unearned Stock-based Compensation	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount				Shares	Amount
Balances, December 31, 2000	13,980	$14	$239,612	$(1,087)	$(22,555)	—	$—	$(103,506)	$118	$112,596
Issuance of common stock in connection with the acquisition of gForce	167	—	1,019	—	—	—	—	—	—	1,019
Amortization of unearned stock-based compensation	—	—	—	—	11,091	—	—	—	—	11,091
Compensation expense—options to non-employees	—	—	44	—	—	—	—	—	—	44
Stock-based compensation on acceleration of options upon termination	—	—	198	—	—	—	—	—	—	198
Amortization of non-employee stock-based compensation	—	—	—	—	96	—	—	—	—	96
Reversal of unearned deferred stock-based compensation for terminated employees	—	—	(3,076)	—	3,076	—	—	—	—	—
Issuance of common stock for cash upon exercise of options	113	—	541	—	—	—	—	—	—	541
Issuance of common stock upon exercise of warrants	58	—	—	—	—	—	—	—	—	—
Repurchase of unvested shares of restricted common stock	(95)	—	(387)	107	—	—	—	—	—	(280)
Treasury stock purchased	—	—	—	—	—	(98)	(667)	—	—	(667)
Issuance of common stock for employee stock purchase plan	28	—	929	—	—	—	—	—	—	929
Net loss	—	—	—	—	—	—	—	(60,929)	—	(60,929)
Change in unrealized loss on investments	—	—	—	—	—	—	—	—	(14)	(14)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	27	27

Comprehensive loss	—	—	—	—	—	—	—	—	—	(60,916)

Balances, December 31, 2001	14,251	14	238,880	(980)	(8,292)	(98)	(667)	(164,435)	131	64,651

Amortization of unearned stock-based compensation	—	—	—	—	2,814	—	—	—	—	2,814
Stock-based compensation credit for terminated employees			(3,007)							(3,007)
Compensation expense—options to non-employees	—	—	14	—	—	—	—	—	—	14
Stock-based compensation on acceleration of options upon termination	—	—	14	—	—	—	—	—	—	14
Reversal of unearned deferred stock-based compensation for terminated employees	—	—	(4,552)	—	4,552	—	—	—	—	—
Issuance of common stock for cash upon exercise of options	51	—	109	—	—	—	—	—	—	109
Repurchase of unvested shares of restricted common stock	(42)	—	(474)	325	—	—	—	—	—	(149)
Repayment of receivables from stockholders	—	—	—	458	—	—	—	—	—	458
Treasury stock purchased	—	—	—	—	—	(1,133)	(2,391)	—	—	(2,391)
Issuance of common stock for employee stock purchase plan	77	—	347	—	—	—	—	—	—	347
Net loss	—	—	—	—	—	—	—	(23,793)	—	(23,793)
Change in unrealized loss on investments	—	—	—	—	—	—	—	—	14	14
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	(73)	(73)

Comprehensive loss	—	—	—	—	—	—	—	—	—	(23,852)

Balances, December 31, 2002	14,337	$14	$231,331	$(197)	$(926)	(1,231)	$(3,058)	$(188,228)	$72	$39,008

The accompanying notes are an integral part of these financial statements.

DOCENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2002	2001	2000
Cash flows from operating activities
Net loss	$(23,793)	$(60,929)	$(64,690)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,002	1,858	978
Amortization of deferred interest expense	39	106	106
Amortization of intangible assets	1,415	300	—
Amortization of unearned stock-based compensation	(193)	11,187	12,334
In-process research and development	—	707	—
Non-cash restructuring charge	333	311	—
Disposal of property and equipment	63	—	—
Acceleration of stock option vesting	14	198	—
Issuance of options in exchange for services	14	44	655
Issuance of convertible preferred stock and common stock warrants in exchange for services	—	—	12,880
Issuance of common stock in exchange for services	—	—	1,146
Changes in operating assets and liabilities:
Accounts receivable, net	4,034	(2,937)	(6,136)
Prepaid expenses and other assets	1,218	(1,319)	(1,191)
Accounts payable	(618)	(410)	701
Accrued liabilities	(1,841)	405	4,943
Restructuring accrual	(1,985)	3,969	—
Deferred revenue	449	(248)	5,165

Net cash used by in operating activities	(18,849)	(46,758)	(33,109)

Cash flows from investing activities
Purchases of property and equipment	(642)	(2,641)	(3,486)
Payments for acquisition, net of cash acquired	—	(526)	—
Restricted cash	410	(456)	—
Purchases of short term investments	(42,872)	(73,038)	(4,029)
Sales of short term investments	72,752	43,212	—
Sales (purchases) of long term investments	—	18,450	(18,450)

Net cash provided (used in) investing activities	29,648	(14,999)	(25,965)

Cash flows from financing activities
Proceeds from issuance of common stock in initial public offering	—	—	92,159
Proceeds from issuance of convertible preferred stock, net	—	—	45,660
Proceeds from the exercising of common stock options and warrants, net	456	1,470	2,156
Proceeds from repayment of stockholder receivable	458	—	286
Repurchase of common stock	(149)	(280)	(67)
Treasury stock purchased	(2,391)	(667)	—
Repayments of capital lease obligations	(202)	(1,579)	(77)
Repayments of notes payable	(390)	(1,572)	(998)

Net cash provided by (used in) financing activities	(2,218)	(2,628)	139,119

Net increase (decrease) in cash and cash equivalents	8,581	(64,385)	80,045

Cash and cash equivalents, beginning of year	28,460	92,818	12,773
Effect of exchange rate change on cash and cash equivalents	(73)	27	—

Cash and cash equivalents, end of year	$36,968	$28,460	$92,818

Supplemental disclosures of cash flow information
Interest paid	$548	$190	$374

Income taxes paid	$282	$14	$—

Supplemental disclosure of noncash investing and financing activities
Conversion of preferred stock to common stock upon initial public offering	$—	$—	$85,781

Receivable from stockholders in connection with issuance of common stock and convertible preferred stock	$—	$—	$866

Equipment acquired under capital leases	$26	$283	$154

Repayments of stockholder receivable in connection with the repurchase of unvested shares of restricted common stock	$325	$107	$—

Issuance of common stock in connection with the acquisition of gForce	$—	$1,019	$—

Adjustment to goodwill	$140	$—	$—

Unearned stock-based compensation	$(4,552)	$(3,076)	$28,064

Dividend accretion and deemed dividend on convertible preferred stock	$—	$—	$19,069

The accompanying notes are an integral part of these financial statements.

DOCENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Basis of Presentation

The Company is a provider of eLearning products and services that enable the exchange of knowledge within and among large enterprises. The Company’s Internet-based platform provides for the delivery of learning content online.

Certain prior year balances have been reclassified to conform to the current period presentation, including the reclassification of certain accrued liabilities to account payable and gForce intangible asset amortization to cost of license.

All share and per share data included in the consolidated financial statements have been retroactively adjusted to reflect a one-for-three reverse split approved by the Company’s Board of Directors in October 2002.

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

Short-term Investments

Short-term investments are stated at amounts that approximate fair value based on quoted market prices. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” management determines the appropriate classification of the debt securities at the time of purchase and re-evaluates the designation as of each balance sheet date. At December 31, 2002 and 2001, the Company classified all of the debt securities as available-for-sale pursuant to SFAS No. 115. Short-term investments consist principally of taxable, corporate bonds and money market instruments with maturities or callable dates between 90 days and one year.

Restricted Cash

At December 31, 2002, the Company had $46,000 of restricted cash for a Corporate Credit Card deposit. At December 31, 2001, the Company had $456,000 of restricted cash for a lease deposit on the Company’s former Sunnyvale, California facility.

Fair value of financial instruments

Carrying amounts of certain of the Company’s financial instruments including cash, cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities approximate fair value due to

DOCENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

their short maturities. The carrying amounts of notes payable and capital lease obligations approximate fair value based on the terms of similar borrowing arrangements available to the Company.

Risks and uncertainties

The Company is subject to all of the risks inherent in a company that operates in the intensely competitive Internet industry, providing a service that is relatively new and constantly evolving. These risks include, but are not limited to, market acceptance of the Company’s products and services, and reliance on third-party software incorporated in the Company’s products. The Company’s operating results may be materially affected by the foregoing factors.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash, cash equivalents, short-term investments and accounts receivable. The Company’s cash and cash equivalents are deposited with four financial institutions, which, at times, may exceed federally insured limits.

Accounts receivable include amounts due from customers in a wide variety of industries, primarily in the United States and Europe. The Company performs ongoing credit evaluations of its customers, does not require collateral and maintains allowances for potential credit losses when deemed necessary. To date, such losses have been within management’s expectations. At December 31, 2002, the Company had no accounts receivable due from a single customer greater than 10% of total accounts receivable. At December 31, 2001, the Company had accounts receivable from one customer representing 14% of total accounts receivable.

Revenue recognition

The Company derives its revenue from the licensing of its software, either through perpetual or time-based licenses, maintenance and support, hosting and professional services, including implementation, consulting and training.

In accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position 97-2, as amended, the Company recognizes revenue from licensing our software if all of the following conditions are met:

•	There is persuasive evidence of an arrangement;

•	The Company has delivered the product to the customer;

•	Collection of the fees is probable; and

•	The amount of the fees to be paid by the customer is fixed or determinable.

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

DOCENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For arrangements involving a significant amount of services related to installation, modification or customization of the Company’s software products, the Company recognizes revenue using the percentage-of-completion method. However, where there are customer acceptance clauses that the Company does not have an established history of meeting or which are not considered to be routine, the Company recognizes revenue when the arrangement has been completed and accepted by the customer.

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

For arrangements with the Company’s content providers, the minimum fee is allocated among the separate elements, including professional services and hosting, based on the fair value of each of these elements. Any minimum royalty amount is recognized as revenue ratably over the period in which it is earned, which is generally one year. Any royalty over and above the minimum is recognized upon receipt of a revenue report from the content provider.

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

Goodwill

The Company evaluates the recoverability of its goodwill, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” SFAS 142 prescribes a two-phase, if necessary, measure of impairment. The Company performed the required annual impairment test of

DOCENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

goodwill as of October 1, 2002. The Company considers itself to be a single reporting unit. Accordingly, all of the Company’s goodwill is associated with the entire company. As of October 1, 2002, based on the estimated fair value of the Company, there was no impairment of goodwill recorded. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. When determining the discount rate, the Company considered the inherent risks associated with an early stage company that has yet to reached profitability. The Company will perform an interim impairment analysis if circumstances dictate. Any reduction of the enterprise fair value below the carrying amount of goodwill could require the Company to write down the value and record an expense for the impairment loss.

Intangible and other long lived assets

The Company evaluates the recoverability of its intangible and other long lived assets, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company performed an impairment test of intangible assets as of October 1, 2002. As of October 1, 2002, based on the discounted cashflows expected during its remaining useful life, to its carrying value, there was no impairment of intangible assets recorded. The Company will perform an interim impairment analysis if circumstances dictate.

Website Development costs

The Company accounts for Website development costs in accordance with the FASB Emerging Issues Task Force 00-2 (“EITF”), Accounting for Website Development Costs. EITF 00-2 requires all costs related to the development of websites other than those incurred during the application development stage to be expensed as incurred. Costs incurred during the application development stage are required to be capitalized and amortized over the estimated useful life of the software. As of December 31, 2002, the Company has capitalized website development costs and recorded them under other assets.

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

Shipping Costs

The Company’s shipping and handling costs are included under cost of sales for all periods presented.

Advertising

Costs related to advertising and promotion of products is charged to sales and marketing expense as incurred. Advertising expense for the years ended December 31, 2002, 2001, and 2000, was $4,000, $324,000, and $1.9 million, respectively.

DOCENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income taxes

Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to amounts expected to be realized.

Stock-based compensation

The Company accounts for stock-based employee compensation arrangements using the intrinsic value method in accordance with provisions of Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and Financial Accounting Standards Board Interpretation (“FIN”) No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, and complies with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation and SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. Under APB No. 25, compensation expense is based on the difference, if any, on the date of grant, between the estimated fair value of the Company’s common stock and the exercise price. SFAS 123 defines a “fair value” based method of accounting for an employee stock option or similar equity investment. The pro forma disclosures of the difference between the compensation expense included in net loss and the related cost measured by the fair value method are presented in Note 10. The Company accounts for equity instruments issued to nonemployees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (“EITF”) 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

Accumulated other comprehensive income

At December 31, the components of accumulated other comprehensive income, reflected in the Consolidated Statements of Stockholders’ Equity, net of related taxes, are comprised of the following (in thousands):

	2002	2001
Unrealized loss on investments, net	$—	$(14)
Cumulative translation adjustment	72	145

	$72	$131

Foreign currency remeasurement and transactions

The functional currency of the Company’s foreign subsidiary is the local foreign currency. All assets and liabilities denominated in foreign currency, are remeasured at the balance sheet date exchange rate. Revenue and expenses are remeasured at the average exchange rate prevailing during the year. Translation adjustments resulting from translation of the subsidiary’s accounts are included in accumulated other comprehensive income. Foreign currency transaction gains and losses are included in the consolidated statements of operations. The aggregate exchange gain included in the results of operations for the year ended December 31, 2002 was $287,000. The aggregate exchange gain (loss) included in the results of operations for the years ended December 31 2001 and 2000 was insignificant.

DOCENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recently issued accounting pronouncements

In July 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 146, Accounting for Costs Associated with Exit and Disposal Activities. This statement revises the accounting for exit and disposal activities under Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. Commitment to a plan to exit an activity or dispose of long-lived assets will no longer be sufficient to record a one-time charge for most anticipated costs. Instead, SFAS 146 requires exit or disposal costs be recorded when they are “incurred” and can be measured at fair value. SFAS 146 further requires that the recorded liability be adjusted for changes in estimated cash flows. The provisions of SFAS 146 are effective prospectively for exit or disposal activities initiated after December 31, 2002. Previously issued financial statements cannot be restated for the effect of the provisions of SFAS 146 and liabilities previously recorded under EITF Issue No. 94-3 are grandfathered. We do not believe SFAS 146 will have a material impact on our consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. SFAS 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that changes to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure provisions of SFAS 123 to require expanded and more prominent disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation. This disclosure will be required in the summary of significant accounting policies footnote or its equivalent in annual and interim financial statements. SFAS 148 does not amend SFAS 123 to require companies to account for their stock-based employee awards using the fair value method. We do not believe SFAS 148 will have a material impact on our consolidated financial statements.

In December 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”).” FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. We have adopted the disclosure requirements of FIN 45 as of December 31, 2002. In addition, we are required to adopt the initial recognition and measurement of the fair value of the obligation undertaken in issuing the guarantee on a prospective basis to guarantees issued or modified after December 31, 2002. We do not believe FIN 45 will have a material effect on our operations, financial position or cash flows.

DOCENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    Investment fair values

The fair values of the Company’s short-term investments are as follows (in thousands):

	December 31, 2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate notes and bonds	$13,976	$—	$—	$13,976
Money market funds	14,955	—	—	14,955

Total marketable securities	$28,931	$—	$—	28,931

Less cash equivalent				24,957

Total short-term marketable investment				$3,974

	December 31, 2001
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate notes and bonds	$14,680	$—	$—	$14,680
U.S. government notes and bonds	9,000	—	—	9,000
Money market funds	32,170	1	(15)	32,156

Total marketable securities	$55,850	$1	$(15)	55,836

Less cash equivalent				21,996

Total short-term marketable investment				$33,840

The cost of securities sold is based on the specific identification method. Proceeds from sales and maturities of securities available-for-sale were $72,752,000 and $43,212,000 for the years ended December 31, 2002 and 2001, respectively. For the year ended December 31, 2000, there were no proceeds from the sale and maturities of available-for-sale securities. Gross realized gains and losses were insignificant for all periods presented.

4.    Balance Sheet Components (in thousands)

	December 31,
	2002	2001
Property and equipment, net:
Computer equipment and software	$5,409	$5,925
Furniture and fixtures	882	1,165
Capitalized internal use software	784	740
Leasehold improvements	111	160

	7,186	7,990
Less: Accumulated depreciation and amortization	(4,068)	(3,288)

	$3,118	$4,702

DOCENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Depreciation expense was $1,762,000, $1,710,000, and $977,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

	December 31,
	2002	2001
Accrued liabilities:
Accrued local franchise taxes and fees, and employee taxes	$827	$1,094
Accrued consulting services	793	844
Other accrued liabilities	1,350	2,194

	$2,970	$4,132

The following summarizes the activity related to the allowance for doubtful accounts (in thousands):

	Balance at Beginning of Year	Charges to Costs and Expenses	Deductions (1)	Balance at End of Year
Year ended December 31, 2002	$541	$388	$318	$611

Year ended December 31, 2001	$417	$869	$745	$541

(1)  Represents amounts written-off as uncollectible

DOCENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    Acquisition and Intangible Assets

On October 16, 2001, the Company acquired gForce Systems, Inc. (“gForce”), a leading provider of rapid eLearning content management and delivery solutions. The Company acquired gForce to extend its existing product line. The Company accounted for the acquisition under the purchase method of accounting. Goodwill was subsequently reduced by $140,000 in the three months ended June 30, 2002 to $760,000, due to the settlement of a liability for an amount less than the amount recorded at the time of the acquisition. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

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

The Company acquired gForce by assuming liabilities of $4,743,000 and providing an advance payment of $119,000. The Company also incurred approximately $420,000 of acquisition costs, for a total purchase price of $5,282,000. To settle certain gForce liabilities, we issued 166,666 shares of our common stock valued at an aggregate amount of $1,019,000. To cover any undisclosed pre-acquisition claims against gForce, of the 166,666 total shares issued, the Company placed 41,667 shares of the Company’s common stock in escrow for 18 months.

To determine the value of the developed technology, the expected future cash flow attributed to all existing technology was discounted, taking into account risks related to the characteristics and applications of the technology, existing and future markets, and assessments of the life cycle stage of technology, existing and future markets, and assessments of the life cycle stage of technology. The $707,000 assigned to research and development assets represented acquired in-process research and development (“IPR&D”) that had not yet reached technological feasibility and had no alternative future use. We wrote off these assets at the date of acquisition in accordance with Financial Accounting Standards Board Interpretation No. 4, Applicability of Financial Accounting Standards Board Statement No. 2 to Business Combination Accounted for by the Purchase Method. To estimate the value of the IPR&D, the expected cash flows attributed to the completed portion of the IPR&D were calculated. These cash flows considered the contribution of the core technology, the risks related to the development of the IPR&D and the percent complete as of the valuation date as well as the expected life cycle of the technology. Finally, the cash flows attributed to the completed portion of the IPR&D, net of the core

DOCENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

technology contribution, were discounted to the present value to estimate the value of the IPR&D. Goodwill is determined based on the residual difference between the amount paid and the values assigned to identified tangible and intangible assets. Goodwill is not being amortized.

The results of operations of gForce from October 16, 2001 to December 31, 2002 were included in the Company’s statements of operations.

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

	Year Ended December 31,
	2001	2000
	Unaudited
Total Revenue	$31,444	$11,667

Net Loss attributable to common stockholders	$(74,391)	$(96,281)

Basic and diluted net loss per share attributable to common stockholders	$(5.40)	$(21.09)

The intangible from Docent’s acquisition of gForce business and assets are being amortized on a straight-line basis over periods ranging from fourteen to thirty six months and consist of (in thousands):

	December 31, 2002			December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Developed technology	$568	$(568)	$—	$568	$(101)	$467
Core technology	2,493	(1,005)	1,488	2,493	(174)	2,319
Trade name	83	(83)	—	83	(15)	68
Patents	148	(59)	89	148	(10)	138

	$3,292	$(1,715)	$1,577	$3,292	$(300)	$2,992

The amortization expense associated with these intangible assets was $1,415,000 and $300,000 for the years ended December 31, 2002 and 2001, respectively. Amortization expense for the years ended December 31, 2003 and 2004 will be $880,000 and 697,000, respectively.

6.    Restructuring Charge

In 2002 and 2001, the Company implemented restructuring programs to better align operating expenses with anticipated revenues.

During the third quarter of fiscal 2001, the Company recorded a $4.2 million restructuring charge, which consisted of $3.0 million in facility exit costs, $704,000 in employee severance costs, $224,000 in equipment impairment and $211,000 in other exit costs. The restructuring program resulted in a reduction in force across all company functions of approximately 11%, or 35 employees.

DOCENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the fourth quarter of fiscal 2001, the Company recorded a $1.9 million restructuring charge, which consisted of $779,000 in facility exit costs, $833,000 in employee severance costs, $144,000 in equipment impairment and $188,000 in other exit costs. The restructuring program resulted in a reduction in force across all company functions of approximately 16%, or 45 employees. These facility exit costs include an adjustment of $112,000 related to the restructuring recorded during the third quarter of fiscal 2001. The adjustment reflects the reduction of the estimated sublease income of a particular vacated facility.

During the first quarter of fiscal 2002, the Company recorded a $925,000 restructuring charge, which consisted of $886,000 in employee severance costs and $39,000 in other exit costs. The restructuring program resulted in a reduction in force across all company functions of approximately 17%, or 42 employees.

During the second quarter of fiscal 2002, the Company recorded a $3.1 million restructuring charge, which consisted of $2.1 million in facility exit costs, $822,000 in employee severance costs, $163,000 in equipment impairment, and $27,000 in other exit costs. The restructuring program resulted in a reduction in force across all company functions of approximately 17%, or 36 employees. If the Company fails to sublease an exited facility, or the assumptions used for estimated time to sublease and sublease price are incorrect, an additional charge not exceeding $94,000 will occur.

During the second quarter of fiscal 2002, the Company increased its estimate of the total costs associated with the above restructuring activities and recorded an adjustment of $298,000. The adjustment reflects the reduction of the estimated sublease income of one vacated facility in the amount of $372,000, partially offset by the settlement cost of another lease obligation in the amount of $74,000.

During the third quarter of fiscal 2002, the Company continued the announced second quarter restructuring actions. The Company recorded a $381,000 restructuring charge, which consisted of $271,000 in employee severance costs, and $110,000 in equipment impairment. The continued restructuring program resulted in a reduction in force across all company functions of approximately 5%, or nine employees.

Also during the third quarter of fiscal 2002, the Company settled a facility lease obligation of a vacated facility, associated with the above restructuring activities, and recorded an adjustment of $1.6 million. The adjustment reflects a reduction of the future monthly lease payments that were originally estimated to be $3.0 million, but were settled for $1.4 million.

The following table depicts the restructuring activity during 2002 (in thousands):

	Balance at Dec. 31, 2001	Additions	Provision Adjustments	Expenditures		Balance at Dec. 31, 2002
Category				Cash	Non-cash
Vacated facilities	$3,309	$2,051	$(1,176)	$(2,403)	$(62)	$1,719
Employee severance	369	1,979	—	(2,235)	—	113
Operating assets	57	273	—	(59)	(271)	—
Other costs	234	66	—	(148)	—	152

Total	$3,969	$4,369	$(1,176)	$(4,845)	$(333)	$1,984

DOCENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table depicts the restructuring activity during 2001 (in thousands):

Category	Additions	Cash	Non-cash	Balance at Dec. 31, 2001
Vacated facilities	$3,825	$(516)	$—	$3,309
Employee severance	1,537	(1,168)	—	369
Operating assets	368	—	(311)	57
Other costs	399	(165)	—	234

Total	$6,129	$(1,849)	$(311)	$3,969

7.    Capital Leases and Notes Payable

At December 31, 2002, the future minimum lease payments under noncancelable capital leases are as follows (in thousands):

Fiscal year ending December 31,
2003	$114
2004	48

Total minimum lease payments	162
Less amount representing interest	(18)

Present value of capital lease obligations	144
Less current portion	(99)

Long-term portion of capital lease obligations	$45

As of December 31, 2002 and 2001, the Company’s equipment under capital leases was $476,000 and $450,000, respectively. The accumulated amortization on these assets was $358,000 and $170,000 at December 31, 2002 and 2001, respectively. Amortization expenses on these assets are included in depreciation expense for all periods presented.

In April 1999, the Company entered into a subordinated debt agreement (the “Note”) with a financing company (the “Lender”) for an amount of $3,000,000. Amounts due under the Note bears interest at 12.16%. The Note was paid in full in May 2002.

8.    Commitments and Contingencies

Operating leases

The Company leases its current office facilities under noncancelable operating lease agreements with various expiration dates through 2005.

DOCENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2002, the future minimum lease payments under all noncancelable operating lease agreements excluding restructuring facility lease payments are as follows (in thousands):

Year Ending December 31,
2003	$777
2004	789
2005	354
2006	22
2007	18

Total minimum lease payments	$1,960

Rent expense under operating leases for the years ended December 31, 2002, 2001 and 2000 was $2.1 million, $4.3 million and $1.7 million, respectively.

Purchase commitment

As of December 31, 2002, the Company was committed to purchase $640,000 of consulting services from Accenture, prior to April 1, 2003. In 2002, 2001, and 2000 the Company purchased consulting services under the agreement of $367,000, $541,000 and $452,000.

In September 2002, Docent entered into an agreement with a third party software company to resell that Company’s product through April 2005. Under the agreement, Docent committed to purchase $1.0 million of the third party software and pay the third party software company $1.0 million over the first year of the agreement for the distributed software. If the Company fails to resell $1.0 million during the first year, the Company will pay the third party software company the remaining unsold balance due. The payment for the remaining unsold balance will be credited to future purchases over the life of the agreement. In 2002, the Company did not make any payments associated with the commitment to the third party software company.

Contingencies

On May 31, 2002, IP Learn, LLC filed a patent infringement case against the Company in the United States District Court for the Northern District of California. In December 2002, IP Innovation, LLC filed a patent infringement case against the Company in the United States District Court for the Southern District of Texas. The Company believes that the patent infringement cases are without merit and intends to defend against them vigorously. However, if these third party claims for infringement and their patents are valid, the Company may be required to license the patents on terms that may or may not be favorable or be forced to alter its website or its software product which is the subject of the patents, either of which results may adversely affect its revenue.

Also, from time to time, the Company may become involved in litigation relating to claims arising from the Company’s ordinary course of business. The Company believes that there are no claims or actions pending or threatened against them, the ultimate disposition of which would have a material adverse effect on it.

9.    Receivables from Stockholders

In conjunction with the purchase of 325,000 shares of common stock in June 1997 by an officer of the Company, the Company received a non recourse note for $97,000 with a twenty-year term and an interest rate of 6%. This loan was outstanding at December 31, 2002.

DOCENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In conjunction with the exercise of 33,333 stock options in August 2000 by an officer of the Company, the Company received full recourse notes totaling $100,000. These notes bear interest at 6.62% per annum and have six-year terms. These notes were outstanding at December 31, 2002.

In conjunction with the exercise of 34,333 stock options in September 1998 by an officer of the Company, the Company received a full recourse note for $103,000 with a five-year term and an interest rate of 5.54%. This loan was repaid to the Company in June 2002.

In conjunction with the exercise of 281,806 stock options in the period from July 2000 through September 2000 by four officers of the Company, the Company received full recourse notes totaling $1,735,000. These notes bear interest at 6.62% per annum and have six-year terms. In December 2000, the Company cancelled $948,000 of such promissory notes in conjunction with the rescission of the exercise of options to purchase 149,305 shares of common stock with a weighted average exercise price of $6.36 per share. In accordance with EITF Topic No. D-93, “Accounting for the Rescission of the Exercise of Employee Stock Options,” there was no accounting charge for the rescission. All of these notes were repaid and settled by December 31, 2002.

Outstanding loans of $325,000 and $107,000 were exchanged by former officers that left the Company in connection with the repurchase of unvested shares of restricted common stock by the Company in 2002 and 2001, respectively.

10.    Stockholders’ Equity

One-for-three reverse stock split

The Company’s shareholders authorized a reverse stock split at a Special Shareholders Meeting held in October 2002. Following the authorization from the Company’s stockholders, the Company’s Board of Directors approved a one-for-three reverse stock split ratio. All information regarding common stock and earnings per share amounts have been restated within this Form 10-K to reflect the reverse split.

Common stock repurchase plan

In October 2001, the Company’s Board of Directors approved a common stock repurchase program authorizing the repurchase of up to $5.0 million worth of the Company’s common stock. In October 2002, the Company’s Board of Directors re-authorized the Company’s common stock repurchase program for another 12 months. Such repurchases are to be made in the open market from time to time, and can be commenced or suspended at any time without prior notice. Such repurchases may be used to offset the issuance of additional shares resulting from employee stock option exercises and the sale of shares under the employee stock purchase plan. Through December 31, 2002, the Company had repurchased 1,230,635 shares of common stock for a total purchase price of $3,058,000.

Preferred stock

In September 2000, upon completion of Docent’s initial public offering, all outstanding preferred shares converted to common stock. Accordingly, all outstanding warrants to purchase preferred stock likewise became warrants to purchase common stock. As of December 31, 2002 and 2001, the Company had 5,000,000 preferred shares authorized and no shares issued. Docent’s Board of Directors has the authority to issue preferred stock in one or more series and to fix the rights, privileges and related restrictions.

DOCENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Warrants for common stock

The Company issued warrants to purchase up to 3,333 shares of Series B convertible preferred stock at $3.75 per share in March 1998, in exchange for services. These warrants expire in March 2003. The Company valued the warrants using the Black-Scholes option pricing model applying an expected life of five years, a weighted average risk-free rate of 5.11%, a dividend yield of 0% and volatility of 75%. The fair value of approximately $14,000 was expensed during the year ended December 31, 1998. These warrants were still outstanding as of December 31, 2002. Effective at the time of the Company’s initial public offering these warrants were automatically converted into the right to purchase up to 3,333 shares of common stock at $3.75 per share.

In March 2000, the Company issued warrants to purchase up to 815,644 shares of Series E convertible preferred stock to two strategic partners. These warrants were issued as inducements to sign strategic alliance agreements and have exercise prices of $22.56 per share and exercise periods of one year to three years. The warrants were valued using the Black-Scholes option pricing model applying expected lives ranging from one year to three years, weighted average risk-free interest rates ranging from 6.07% to 6.36%, a dividend yield of 0% and volatility of 75%. The fair value of approximately $12,556,000 was recognized as sales and marketing expense during fiscal 2000. On March 31, 2001, warrants to purchase 16,667 of these shares expired. Warrants to purchase up to 798,977 shares were still outstanding as of December 31, 2002 and expire at March 2003. Effective at the time of the Company’s initial public offering the warrants were automatically converted into the right to purchase shares of common stock at $22.56 per share.

In April 2000, the Company issued warrants to purchase up to 8,325 shares of common stock in connection with the completion of the Series E convertible preferred stock financing. The exercise price is $33.00, and the warrants expire in April 2005. The warrants were valued using the Black-Scholes option pricing model applying an expected life of five years, a weighted average risk-free rate of 5.83%, a dividend yield of 0% and volatility of 75%. The fair value of approximately $179,000 has been recorded as a cost of issuance of the Series E convertible preferred stock. These warrants were still outstanding as of December 31, 2002. Effective at the time of the Company’s initial public offering the warrants were automatically converted into the right to purchase shares of common stock at $33.00 per share.

In September 2000, the Company issued warrants to purchase up to 4,924 shares of common stock in connection with the completion of the Series F convertible preferred stock financing. The exercise price is $33.00, and the warrants expire in September 2005. The warrants were valued using the Black-Scholes option pricing model applying an expected life of five years, a weighted average risk free rate of 5.99%, a dividend yield of 0% and volatility of 75%. The fair value of approximately $107,000 has been recorded as a cost of issuance of the Series F convertible preferred stock. These warrants were still outstanding as of December 31, 2002. Effective at the time of the Company’s initial public offering the warrants were automatically converted into the right to purchase shares of common stock at $33.00 per share.

Employee Stock Purchase Plan

On March 23, 2000, the Company’s Board of Directors adopted the 2000 Employee Stock Purchase Plan (“the ESPP”) and on July 18, 2000 the Company’s stockholders approved the ESPP. The ESPP became effective upon completion of the Company’s initial public offering on September 29, 2000. Eligible employees may authorize payroll deductions of up to 15 percent of their compensation, as defined, to purchase common stock at a price of 85 percent of the lower of the fair market value at the beginning or the end of the offering period. An offering period is 12 months, allowing for two six-month accumulation periods. Price declines, if any, will be reflected at the beginning of each six-month accumulation period and remain in effect for the next 12-month

DOCENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

offering period. A total of 395,804 shares of common were available for purchase under the ESPP as of December 31, 2002. On January 1 of each year, an annual increase in the number of shares available for purchase under the ESPP shall be calculated and is equal to the lesser of (i) that number of shares such that the number of shares reserved for purchase under the ESPP (excluding all shares previously issued or to be issued under the ESPP) is four percent (4%) of the Company’s outstanding common stock as of the closing of the prior fiscal year, or (ii) a lesser amount determined by the Company’s Board of Directors. During the year 2002 and 2001 77,219 and 28,000, respectively shares were purchased under the plan.

Stock Option Plans

1997 Stock Option Plan

On July 25, 1997, the Company adopted the 1997 Stock Option Plan (the “1997 Plan”). The 1997 Plan provides for the granting of stock options to employees and consultants of the Company. Options granted under the 1997 Plan may be either incentive stock options (“ISO”) or non-statutory stock options (“NSO”). ISO’s may be granted only to Company employees (including officers and directors who are also employees). Options under the 1997 Plan may be granted for periods of up to ten years and at prices no less than 100% of the estimated fair market value of the shares in the case of ISO’s and at no less than 85% of the estimated fair market value of the shares in the case of NSO’s, with the fair market value in each case calculated as of the date of grant and determined by the Company’s Board of Directors. Options are exercisable immediately, subject to repurchase options held by the Company which lapse with the options’ vesting schedule. Options generally vest over four years. The repurchase rights are exercisable at the original exercise price and in the event of voluntary or involuntary termination of the option holder’s employment with the Company. As of December 31, 2002, 2001 and 2000, 31,824, 165,141 and 587,345 shares of common stock, respectively, were subject to repurchase. Effective with the Company’s initial public offering on September 29, 2000, the Company no longer grants options under the 1997 Plan.

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

DOCENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the activity under the 1997 Plan and 2000 Plan is set forth below:

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price
Balances, December 31, 1999	793,333	873,117	$1.98
Additional options reserved	2,933,333	—	—
Options granted	(1,787,955)	1,787,955	11.01
Options exercised	—	(707,681)	4.26
Options cancelled	266,707	(266,707)	4.98
Unvested shares repurchased	13,306	—	5.16

Balances, December 31, 2000	2,218,724	1,686,684	$10.14
Additional options reserved	15,952	—	—
Options granted	(1,521,067)	1,521,067	12.18
Options exercised	—	(113,211)	4.77
Options cancelled	591,024	(591,024	13.05
Unvested shares repurchased	94,568	—	4.11

Balances, December 31, 2001	1,399,201	2,503,516	$10.95
Additional options reserved	23,477	—	—
Options granted	(2,175,475)	2,175,475	5.13
Options exercised	—	(50,910)	1.91
Options cancelled	1,707,709	(1,707,709)	10.95
Unvested shares repurchased	41,505	—	11.42

Balances, December 31, 2002	996,417	2,920,372	$6.85

The following table summarizes information about stock options outstanding at December 31, 2002:

	Options Outstanding			Shares Exercisable
Exercise Price	Number of Options Outstanding (in thousands)	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price per Share	Number of Shares Exercisable (in thousands)	Weighted Average Exercise Price per Share
$0.30-2.99	995	9.43	$1.90	33	$1.62
$3.00-5.99	372	8.75	$4.95	106	$3.98
$6.00-11.99	1,323	8.65	$8.11	537	$9.03
$12.00-17.99	87	7.84	$14.32	68	$14.62
$18.00-23.99	52	8.29	$20.16	20	$19.72
$24.00-29.99	25	8.10	$26.31	12	$26.32
$30.00-36.00	53	7.78	$33.78	28	$33.70
$61.13	13	7.88	$61.13	7	$61.13

$0.30-$61.13	2,920	8.87	$6.85	811	$10.34

DOCENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Reserved for Issuance

The Company has reserved shares of common stock for future issuance as follows (in thousands):

December 31, 2002
Stock option plans	3,917
Warrants	816
Employee stock purchase plan	396

Total shares reserved for issuance	5,129

Fair value disclosures

Had compensation cost for the Company’s stock-based compensation plan been determined based on the fair value at the grant dates for the awards under a method prescribed by SFAS No. 123, the Company’s net loss attributable to common stockholders would have been increased to the pro forma amounts indicated below:

	Year Ended December 31,
	2002	2001	2000
	(in thousands, except per share data)
Net loss, as reported attributable to common stockholders	$(23,793)	$(60,929)	$(83,759)
Add: stock-based compensation expense (credit) included in reported net loss, net of related tax effects	(165)	11,429	27,015
Deduct: total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(2,611)	(17,472)	(29,512)

Net loss, pro forma attributable to common stockholders	$(26,569)	$(66,972)	$(86,256)

Basic and diluted net loss per share, as reported	$(1.72)	$(4.47)	$(19.04)
Basic and diluted net loss per share, pro forma	$(1.92)	$(4.92)	$(19.61)

The Company calculated the value of stock-based awards on the date of grant using the Black-Scholes option pricing model with the assumptions in the following table:

	Option			Employee Stock Purchase Plan
	Year Ended December 31,			Year Ended December 31,
	2002	2001	2000	2002	2001	2000
Dividend yield	0%	0%	0%	0%	0%	—
Volatility	.95	.95	.75	.95	.95	—
Risk free interest rate	1.21%-4.26%	4.9%	4.54%-5.63%	1.20%-1.85%	4.9%	—
Expected lives of options	4 years	4 years	4 years	6 months	6 months	—
Weighted average fair value	$3.48	$8.55	$21.36	$0.53	$6.39	—

These pro forma amounts may not be representative of the effects on reported net loss for future years as options vest over several years and additional awards are generally made each year.

DOCENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-based compensation

In connection with certain stock option grants to employees during the years ended December 31, 2000 and 1999, the Company recognized approximately $27,355,000 and $8,466,000 of unearned stock-based compensation for the excess of the deemed fair value of the shares of common stock subject to such options over the exercise price of these options at the date of grant. Such amounts are included as a reduction of stockholders’ equity and are being amortized using the graded amortization method over the vesting period of generally four years. The graded amortization method records more expense early in the life of the options. The 2002 termination of certain Docent officers with unvested options, that had already been expensed under the graded method, created a net stock-based compensation credit of $193,000 for the year ended December 31, 2002. The Company recorded stock-based compensation expense of $11,187,000 and $11,971,000 for the years ended December 31, 2001 and 2000, respectively.

Stock-based compensation expense related to equity instruments granted to consultants is recognized as earned. At each reporting date, the Company re-values any unvested equity investments using the Black-Scholes option pricing model. As a result, the stock-based compensation expense will fluctuate as the fair market value of the Company’s common stock fluctuates.

The Company granted options to purchase 18,000, 2,500 and 34,313 shares of its common stock to consultants during the years ended December 31, 2002, 2001 and 2000, respectively. In 2002, the Company recorded $14,000 amortized stock based compensation associated with the 2002 option grants. In 2001, the Company recorded compensation expense of $44,000 associated with the 2001 options.

During the year ended December 31, 2000 the Company issued 56,486 shares of common stock with fair values of $1,402,000, in exchange for services from consultants. A total of $1,146,000 relating to these issuances was expensed during the years ended December 31, 2000. The Company did not issue any common stock to consultants in 2002 and 2001.

The Company terminated the employment of certain officers during 2002 and 2001. In connection with the terminations, the Company accelerated the vesting on certain stock options held by the employees and recorded a compensation charge of $14,000 and $198,000 related to the re-measurement of these options at the date of termination for the years ended December 31, 2002 and 2001, respectively.

The Company recorded stock-based compensation expense of $12,880,000 in respect of warrants issued to consultants and strategic partners in exchange for services during the year ended December 31, 2000.

11.    Segment reporting

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

DOCENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth export sales by geographic region as for the periods indicated (in thousands):

	Year Ended December 31,
	2002	2001	2000
United States	$21,091	$22,074	$9,895
Europe	6,264	6,911	1,056
Asia/Pacific	437	26	—

	$27,792	$29,011	$10,951

The following table sets forth long-lived assets by geographic region as for the periods indicated (in thousands):

	December 31,
	2002	2001
United States	$5,552	$8,664
Europe	207	361
Asia/Pacific	113	12

	$5,872	$9,037

No one customer accounted for more than 10% of the Company’s revenue for the year ended December 31, 2002, 2001 and 2000.

12.    Income Taxes

The provision for income taxes for the years ended December 31, 2002, 2001 and 2000 consists of the foreign taxes incurred in profitable jurisdictions and state taxes (in thousands):

	Year Ended December 31,
	2002	2001	2000
Current:
Federal	$—	$—	$—
State	56	—	—
Foreign	96	72	63

	$152	$72	$63

The reconciliation of income tax computed at the US federal statutory rate to income tax expense is as follows (in thousands):

	December 31,
	2002	2001
Provision / (benefit) at federal statutory rate	$(8,328)	$(21,325)
Operating losses not benefited	8,328	21,325
Foreign Taxes	96	72
State Taxes	56	—

	$152	$72

DOCENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net loss before income taxes attributed to foreign and domestic operations for the year ended December 31, 2002 was $2,297,000 and $21,344,000, respectively. Net loss before income taxes attributed to foreign operations for the years ended December 31, 2001 and 2000 was insignificant.

At December 31, 2002, the Company had federal and state net operating loss carry-forwards of approximately $125 million and $51 million respectively, available to offset future taxable income. The Company’s federal and state net operating loss carry-forwards will expire in the years 2004 through 2022, if not utilized.

At December 31, 2002, the Company also has federal and state research and development credit carry-forwards of approximately $1,000,000 and $900,000, respectively. The federal carry-forwards will expire in the years 2018 through 2022, if not fully utilized.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities, for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2002	2001
Net operating losses	$45,611	$34,222
Tax credit carry-forwards	1,877	1,206
Capitalized research and development	143	899
Deferred revenue	—	1,539
Other	1,655	3,380

	49,286	41,246
Less valuation allowance	(49,286)	(41,246)

Net deferred tax assets	$—	$—

Realization of the deferred tax assets is dependent on future earnings, the timing and amount of which are uncertain. Accordingly, a valuation allowance, in an amount equal to the net deferred tax assets as of December 31, 2002 has been established to reflect these uncertainties. The valuation allowance increased by $8,040,000, $16,668,000 and $15,478,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

Approximately $280,000 of the valuation allowance is attributable to stock options, the benefit of which will be credited to paid-in capital when realized.

13.    Net loss per share

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

DOCENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

	Years Ended December 31,
	2002	2001	2000
Net loss attributable to common stockholders	$(23,793)	$(60,929)	$(83,759)

Basic and diluted shares:
Weighted average common shares outstanding	13,937	14,053	4,897
Weighted average unvested common shares subject to repurchase	(85)	(433)	(499)

Weighted average shares used to compute basic and diluted net loss per share	13,852	13,620	4,398

Net loss per share attributable to common stockholders—basic and diluted	$(1.72)	$(4.47)	$(19.04)

The following table sets forth potential shares of common stock that are not included in the diluted net loss per share attributable to common stockholders above because to do so would be antidilutive for the periods indicated (in thousands):

	December 31,
	2002	2001	2000
Warrants to purchase common stock	816	816	909
Unvested common shares subject to repurchase	44	165	587
Options to purchase common stock	2,920	2,504	1,687

	3,780	3,485	3,183

14.    Related Parties

In March 2000, the Company entered into an alliance agreement with Accenture, which was a stockholder of the Company’s and one of whose retired partners is a member of the Company’s Board of Directors. The alliance agreement provides for the resale of the Company’s software products and services by Accenture, the submission of joint proposals to potential clients where either the Company would be subcontracting the Company’s services to Accenture or Accenture would be subcontracting its services to the Company; the alliance agreement also provides for revenue sharing. The alliance agreement is for an initial term of three years, terminating on March 31, 2003, with either party having the right to terminate the agreement without cause on 60 days’ notice. The alliance agreement automatically renews for an additional two-year term, terminating on March 31, 2005, unless either party notifies the other at least ninety days prior to the expiration of the term of its intent not to renew. As of February 28, 2003, neither Accenture nor the Company had given notification of any intent not to renew.

At September 30, 2002, the Company believes Accenture held approximately 72,000 shares of the Company’s common stock and had warrants, expiring on March 31, 2003, to purchase an additional 799,000 shares at $22.56 per share. Accenture’s holdings in the Company’s common stock on a fully diluted basis on September 30, 2002 represented approximately 6.0% of the outstanding shares of the Company’s common stock. In December 2002, Accenture sold all of their Docent common stock and warrants.

DOCENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As part of the alliance agreement, Accenture resells the Company’s software products to third party customers. In 2002, the Company recognized $324,000 of revenue from Accenture as part of this resale arrangement. In 2001, the Company recognized $864,000 of revenue from Accenture as part of this resale arrangement. Pricing for Accenture resale agreements represents the fair value of comparable resale agreements with the Company’s other reseller partners. In 2000, the Company sold to Accenture a Docent Enterprise software license for Accenture’s internal use and recognized $663,000 of associated revenue. Pricing for this internal use license represents the fair value of comparable agreements with unaffiliated third parties at the time of the sale.

A component of the alliance agreement with Accenture is revenue sharing. When Accenture introduces the Company to prospective third party customers, Accenture is entitled to a portion of the contracted license fee if the Company sells a license directly to such prospective third party customers. The negotiated revenue sharing amounts range from 10% to 30%, based on the amount of time and effort it takes to complete each sale. The Company’s license revenue related to such sales is decreased by the revenue sharing amount due to Accenture. During 2002, the Company decreased the Company’s license revenue by $321,000, due to the revenue sharing agreement with Accenture. During 2001, the Company decreased the Company’s license revenue by $858,000, due to the revenue sharing agreement with Accenture. At December 31, 2002, the Company owed Accenture $325,000 related to license agreements that are subject to revenue sharing.

The Company subcontracted to Accenture $68,000 in 2001 and $11,000 in 2000 of consulting work for the Company’s third party customers. During 2002, the Company did not subcontract with Accenture any consulting work for the Company’s third party customers. Accenture charges the Company its standard hourly rates for consulting. Accenture subcontracted to us consulting work for Accenture’s third party customers in the amount of $6,000 during 2002, $337,000 during 2001 and $60,000 during 2000. The Company charges Accenture its standard hourly rates for consulting, and records such amounts as service revenue.

Concurrent with the alliance agreement, the Company entered into a consulting services agreement with Accenture pursuant to which the Company is currently committed to purchase $640,000 of consulting services from Accenture prior to April 1, 2003.

In August 2002, the Company signed a consulting agreement with Robert Lauer, one of its Board members. The agreement is for one year and will compensate Mr. Lauer $1,500 per day worked. Mr. Lauer worked 18 days in 2002. The agreement also grants the Mr. Lauer 13,000 stock options that vest over one year with an exercise price of $2.80 per share. Mr. Lauer has been and will be consulting the Company’s management regarding strategic planning and business development.

The Company recorded stock-based compensation expense of $14,000 related to these stock options in 2002. At each reporting date, the Company re-values the vested portion of these options using the Black-Scholes option pricing model. As a result, the stock-based compensation expense will fluctuate as the fair market value of the Company’s common stock fluctuates.

The Company also entered into employment agreements with certain executive officers of the Company, as described in Item 13.

15.    Warranties

The Company generally provides a warranty for its software products and services to its customers for a period of 90 days and accounts for its warranties under the FASB’s Statement of Financial Accounting Standards

DOCENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

No. 5, “Accounting for Contingencies.” The Company’s software products’ media are generally warranted to be free of defects in materials and workmanship under normal use and the products are also generally warranted to substantially perform as described in certain Company documentation. The Company’s services are generally warranted to be performed in a professional manner and to materially conform to the specifications set forth in a customer’s signed contract. In the event there is a failure of such warranties, the Company generally will correct or provide a reasonable work around or replacement product. The Company has not provided for a warranty accrual as of December 31, 2002. To date, the Company’s product warranty expense has not been significant.

16.    Employee Benefit Plan

The Company adopted a 401(k) Profit Sharing Plan and Trust (the “401(k) Plan”) effective October 16, 1997, which is intended to qualify under Section 401(k) of the Internal Revenue Code. The 401(k) Plan allows eligible employees to contribute up to 25% of their pre-tax salary, subject to a maximum limit of $11,000 for the year ended December 31, 2002, subject to certain limitations. The 401(k) Plan provides for employer contributions at the discretion of the Board of Directors. No amounts have been contributed by the Company to the 401(k) Plan through December 31, 2002.

17.    Subsequent Event

On January 28, 2003, the Company’s Board of Directors authorized a preferred stockholder rights plan. Under the plan, each holder of shares of the Company’s common stock as of the close of business on February 10, 2003, received a right to buy one one-hundredth of a share of the Company’s Series A preferred stock at an exercise price of $15.00, subject to adjustment, if a person or group were to acquire, or to announce the intention to acquire, 20% or more of the Company’s outstanding shares of common stock. The Company’s Board of Directors has designated 2,000,000 shares of preferred stock as Series A preferred stock in connection with the plan.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On February 19, 2001, Docent, Inc. (“Docent”) dismissed PricewaterhouseCoopers LLP (“PWC”) as its independent accountants. The Audit Committee of Docent’s Board of Directors participated in and approved the decision to change independent accountants.

In connection with its audits for Docent’s most recent fiscal year and through February 19, 2001, there have been no disagreements with PWC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of PWC would have caused them to make reference thereto in their report on the financial statements for such years.

During the most recent fiscal year and through February 19, 2001, there were no reportable events (as defined in Regulation S-K Item 304(a)(1)(v)).

Docent engaged Ernst & Young LLP (“E&Y”) as its new independent auditors on February 22, 2001. The Audit Committee of Docent’s Board of Directors participated in and approved the decision to retain E&Y as Docent’s independent auditors. During 1999 and 2000 fiscal years and through February 22, 2001, Docent did not consult with E&Y regarding either the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on Docent’s financial statements.

PART III

ITEM 10.    MANAGEMENT

Executive Officers and Directors

The names, ages and positions of our current executive officers and directors are as follows:

Name	Age	Position
R. Andrew Eckert	41	President, Chief Executive Officer and Director
Neil J. Laird	50	Sr. Vice President and Chief Financial Officer
David Mandelkern	43	Executive Vice President, Chief Technology Officer, and Director
David Crussell	40	Sr. Vice President, Worldwide Operations
V. Holly Albert	44	Vice President, General Counsel, and Secretary
Sanjay P. Dholakia	33	Vice President, Marketing and Business Development
Donald E. Fowler	65	Director
Kevin G. Hall	44	Director
Jos C. Henkens	50	Director
Ali R. Kutay	46	Director
Robert A. Lauer	59	Director

R. Andrew Eckert, President, Chief Executive Officer and Director joined Docent in December 2001 as Chief Operating Officer and President, and was promoted to Chief Executive Officer in April of 2002. Mr. Eckert has been a director of Docent since May 2002. From 2000 until joining Docent, Mr. Eckert worked as an independent consultant. From 1990 to 2000, Mr. Eckert held numerous executive and director positions at Adac Laboratories, a medical products company. Mr. Eckert was elected a director at Adac Laboratories in 1996 and Chairman of the Board in 1999, and served in this capacity until 2000. Mr. Eckert also served as Chief Executive Officer of Adac Laboratories from 1997 to 2000. Prior to joining Adac Laboratories, Mr. Eckert worked in the venture capital and investment banking industries with Summit Partners and Goldman Sachs & Co., respectively. Mr. Eckert holds a B.S. degree in industrial engineering from Stanford University and a M.B.A. Stanford University.

Neil J. Laird, Sr. Vice President and Chief Financial Officer joined Docent in August 2002. From April until June 2002, Mr. Laird was Chief Financial Officer of Novasonics, Inc., a privately held medical products company. From 1999 to 2001, Mr. Laird was Senior Vice President and Chief Financial Officer of Adac Laboratories, a medical products company. From 1998 to 1999, Mr. Laird held various executive positions at Coherent Medical Group, a medical laser company. From 1997 to 1998, Mr. Laird was an independent consultant. From 1980 to 1997, Mr. Laird held numerous executive and managerial financial positions at Measurex Corporation, including Vice President—Corporate Controller. Mr. Laird holds an M.A. degree in economics from Cambridge University and is a United Kingdom Chartered Accountant.

David Mandelkern, Executive Vice President, Chief Technology Officer and Director, co-founded Docent in June 1997. He served as President and Chief Executive Officer from January 1998 to July 1998 and has been a director since June 1997. He has also served as Chief Technology Officer from 1998 to present. Before co-founding Docent, Mr. Mandelkern founded and served from 1993 to 1997 as President of AlmondSeed Software, a provider of UNIX utility software. From 1996 to 1997, Mr. Mandelkern was a consultant to Stanford Testing Systems, Inc., the predecessor to Docent. From 1991 to 1993, Mr. Mandelkern served as President and Chief Executive Officer of Talarian Corporation, a supplier of real-time networking middleware. Mr. Mandelkern holds a B.S. degree with distinction in Electrical Engineering from Stanford University and M.S. degree in Electrical Engineering from Stanford University.

David Crussell, Sr. Vice President, Worldwide Operations joined in March 2002. From 2001 to 2002, Mr. Crussell was Chief Operating Officer and Vice President of Sales for Steelpoint Technologies, Inc, a Web-based content management software company. From 1994 to 2001, Mr. Crussell held numerous executive positions at Adac Laboratories, including Sr. Vice President and General Manager of the Radiation Therapy Planning Software Division. From 1986 to 1994, Mr. Crussell held numerous managerial positions at GE Medical Systems, including Software Development Manager. Mr. Crussell holds a B.S. in Mathematics with Computer Science from Southampton University.

V. Holly Albert, Vice President, General Counsel, and Secretary, joined Docent in December 2002. In 2001, she served as Vice President, General Counsel and COO at Tradenable, Inc. and in 2000 as Vice President and General Counsel at infoUSA.com. From 1983 to 2000, she held many legal and business positions with Honeywell, Inc. with her last position being General Counsel and Secretary for Honeywell-Measurex Corporation, a wholly owned subsidiary of Honeywell Inc. Ms. Albert received her B.A. in Economics from Washington and Jefferson College and her J.D. from the University of Pittsburgh School of Law. She has been admitted to practice law in California and New Mexico.

Sanjay P. Dholakia, Vice President of Marketing and Business Development joined Docent in February 2001 as Director of Corporate Business Development and was promoted to Vice President of Marketing and Business Development in February 2002. From April 2000 to December 2000, he served as Director of Business Development and acting COO for a portfolio company within Walker Digital, a business incubation and intellectual property firm. From 1997 to 2000, Mr. Dholakia served as an Engagement Manager at McKinsey & Company, a management consulting firm. From 1991 to 1995, he served as a Senior Consultant at Andersen Consulting, a management and technology services organization. Mr. Dholakia holds a B.S. from the Wharton School and an M.B.A. from the Kellogg School of Management.

Donald E. Fowler has served as a member of the Board of Directors of Docent since January 2003, and as a member of Docent’s audit and governance committees since January 2003. He has recently served on the boards of ADAC Laboratories and TelCom Semiconductor, and now serves on the board of Storage Engine Inc. Mr. Fowler is involved with various private companies, through advisory or board memberships, has served as CEO of eT Communications from 1996 to 1998 and has served as interim CEO of several companies between 1996 and 2002. Mr. Fowler was Senior Vice President at Tandem Computers from 1986 to 1996. Mr. Fowler also served in executive capacities with Bechtel Group 1976 to 1986, and IBM from 1965 to 1976. Mr. Fowler received a B.S. in Mathematics and an M.B.A from the University of Washington in Seattle.

Kevin G. Hall has served as a member of the Board of Directors of Docent since June 1997, and as a member of Docent’s governance committee since January 2003. From 1993 to 2002, Mr. Hall was a General Partner of Norwest Venture Partners. Prior to joining Norwest, Mr. Hall was a Principal at Brentwood Associates. Mr. Hall currently serves on the board of directors of numerous privately held companies. Mr. Hall received a B.S. degree in Engineering and an M.S. degree in Engineering from Purdue University and an M.B.A. degree from Stanford University.

Jos C. Henkens has served as a member of the Board of Directors of Docent since June 1997, as a member of Docent’s compensation committee since January 1999, as a member of Docent’s audit committee since January 2000, and as a member of Docent’s governance committee since January 2003. Mr. Henkens is a General Partner of Advanced Technology Ventures, a venture capital firm focused on emerging growth companies in the Internet, communications and healthcare industries, with which he has been associated since 1983. Mr. Henkens currently serves on the board of directors of Actel Corporation, Credence Systems Corporation, as well as a variety of other privately-held companies. Mr. Henkens holds an M.S. and B.S. in Physics from the University of Leyden, The Netherlands, an M.S. in Business Administration from the University of Delft, The Netherlands, an M.S. in Engineering-Economic Systems and an M.B.A. from Stanford University.

Ali R. Kutay has served as a member of the Board of Directors of Docent since April 2000 and as a member of Docent’s audit committee since April 2000, and as a member of Docent’s governance committee since January 2003. Mr. Kutay is the Chairman, and Chief Executive Officer of AltoWeb, Inc., a provider of e-business infrastructure software, which he founded in 1998. From 1997 to 1998 he was a director, President and Chief Executive Officer of WebLogic, Inc., a Java-based Application Server company which was merged with BEA Systems, Inc. in 1998. Previously he was the President and CEO of Lockheed Martin Corporation’s Commercial Software Business Unit, Formtek, from 1990 to 1997. Formtek was founded in 1983 and was acquired by Lockheed Corporation in 1989. At Formtek, Mr. Kutay served at various roles including its President and Chief Executive Officer from 1985 until 1989 Mr. Kutay holds a B.S. and M.S. degree in Engineering from Middle East Technical University and has completed graduate work at Carnegie Mellon University.

Robert A. Lauer joined the Board of Directors of Docent in September 2000. Mr. Lauer retired from Accenture (formerly Andersen Consulting) in 2000 having most recently served as managing partner of Andersen Consulting’s eHuman Performance global line of business. During his 31-year career at Andersen Consulting, he served in numerous other managing partner leadership roles including: Global Change Management-Communications & High Tech industries; and Americas Change Management practice. Mr. Lauer holds a B.S. degree in Industrial Engineering and an M.B.A. from the Ohio State University. He also serves on the board of directors of Pioneer-Standard Electronics, Inc.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this item is hereby incorporated by reference from the information under the caption “Executive Officer Compensation” contained in our definitive Proxy Statement, to be filed with the Securities and Exchange Commission no later than 120 days from the end of our last fiscal year in connection with the solicitation of proxies for our 2003 Annual Meeting of Stockholders (the “Proxy Statement”).

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference from the information under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In March 2000, we entered into an alliance agreement with Accenture, which was a stockholder of ours and one of whose retired partners is a member of our Board of Directors. The alliance agreement provides for the resale of our software products and services by Accenture, the submission of joint proposals to potential clients where either we would be subcontracting our services to Accenture or Accenture would be subcontracting its services to us; the alliance agreement also provides for revenue sharing. The alliance agreement is for an initial term of three years, terminating on March 31, 2003, with either party having the right to terminate the agreement without cause on 60 days’ notice. The alliance agreement automatically renews for an additional two-year term, terminating on March 31, 2005, unless either party notifies the other at least ninety days prior to the expiration of the term of its intent not to renew. As of February 28, 2003, neither Accenture nor Docent had given notification of any intent not to renew.

At September 30, 2002, we believe Accenture held approximately 72,000 shares of our common stock and had warrants, expiring on March 31, 2003, to purchase an additional 799,000 shares at $22.56 per share. Accenture’s holdings in our common stock on a fully diluted basis on September 30, 2002 represented approximately 6.0% of the outstanding shares of our common stock. In December 2002, Accenture sold all of their Docent common stock and warrants.

As part of the alliance agreement, Accenture resells our software products to third party customers. In 2002, we recognized $324,000 of revenue from Accenture as part of this resale arrangement. In 2001, we recognized

$864,000 of revenue from Accenture as part of this resale arrangement. Pricing for Accenture resale agreements represents the fair value of comparable resale agreements with our other reseller partners. In 2000, we sold to Accenture a Docent Enterprise software license for Accenture’s internal use and recognized $663,000 of associated revenue. Pricing for this internal use license represents the fair value of comparable agreements with unaffiliated third parties at the time of the sale.

A component of the alliance agreement with Accenture is revenue sharing. When Accenture introduces Docent to prospective third party customers, Accenture is entitled to a portion of the contracted license fee if we sell a license directly to such prospective third party customers. The negotiated revenue sharing amounts range from 10% to 30%, based on the amount of time and effort it takes to complete each sale. Our license revenue related to such sales is decreased by the revenue sharing amount due to Accenture. During 2002, we decreased our license revenue by $321,000, due to the revenue sharing agreement with Accenture. During 2001, we decreased our license revenue by $858,000, due to the revenue sharing agreement with Accenture. At December 31, 2002, we owed Accenture $325,000 related to license agreements that are subject to revenue sharing.

Docent subcontracted to Accenture $68,000 in 2001 and $11,000 in 2000 of consulting work for our third party customers. During 2002, Docent did not subcontract with Accenture any consulting work for our third party customers. Accenture charges us its standard hourly rates for consulting. Accenture subcontracted to us consulting work for Accenture’s third party customers in the amount of $6,000 during 2002, $337,000 during 2001 and $60,000 during 2000. Docent charges Accenture its standard hourly rates for consulting, and records such amounts as service revenue.

Concurrent with the alliance agreement, we entered into a consulting services agreement with Accenture pursuant to which we are currently committed to purchase $640,000 of consulting services from Accenture prior to April 1, 2003.

In August 2002, Docent signed a consulting agreement with Robert Lauer, one of its Board members. The agreement is for one year and will compensate Mr. Lauer $1,500 per day worked. Mr. Lauer worked 18 days in 2002. The agreement also grants Mr. Lauer 13,000 stock options that vest over one year with an exercise price of $2.80 per share. Mr. Lauer has been and will be consulting Docent management regarding strategic planning and business development.

Docent recorded stock-based compensation expense of $14,000 related to these stock options in 2002. At each reporting date, the Company re-values the vested portion of these options using the Black-Scholes option pricing model. As a result, the stock-based compensation expense will fluctuate as the fair market value of the Company’s common stock fluctuates.

Docent has entered into Change in Control Agreements (“Agreements”) with each of the executive officers named in Item 10 herein. All of the Agreements are of the same form, with the exception of those for Sanjay Dholakia and V. Holly Albert, and provide that subject to certain provisions in the Agreements, each executive officer is eligible to receive the following if such executive officer’s employment is terminated within one year following a Change in Control (as defined below) of Docent: (i) a lump sum amount equal to 12 months of his or her base salary and his or her performance compensation and (ii) accelerated vesting of such executive officer’s option shares that are unvested as of the date of the Change in Control at the following rates: if the Change in Control occurs within the first year of employment, then 50% of the unvested option shares as of the date of the Change in Control shall become vested, if the Change in Control occurs in the second year of employment, then 75% of the unvested option shares as of the date of the Change in Control shall become vested, and if the Change in Control occurs in the third year of employment, then 100% of the unvested option shares shall become immediately vested. Sanjay Dholakia’s Agreement provides that, subject to certain provisions in his Agreement, he is eligible to receive the following if his employment is terminated within 6 months following a Change in Control of Docent: (i) a lump sum amount equal to 6 months of his base salary and performance compensation and (ii) accelerated vesting of his option shares that are unvested as of the date of the Change in Control at the following rates: if the Change in Control occurs within the first year of his employment, then 37.5% of the unvested option shares as of the date of the Change in Control shall become vested, if the Change in Control occurs in the second year of his employment, then 60% of the unvested option shares as of the date of the Change in Control shall become vested, if the Change of Control occurs in the third year of his employment, then 80% of his unvested option shares as of the date of the Change in Control shall become vested, and if the Change in Control occurs after the third year of his employment, then 100% of the unvested option shares as of the date of the Change in Control shall become vested. V. Holly Albert’s Agreement provides that, subject to certain provisions in her Agreement, she is eligible to receive a lump sum amount equal to 6 months base salary if her employment is terminated within 6 months following a Change in Control of Docent.

As defined in the Agreements, a “Change in Control” means (i) the sale, lease or other disposition of all or substantially all of the assets of Docent or (ii) an acquisition of Docent by another corporation or entity by consolidation, merger or other reorganization in which the holders of Docent’s outstanding voting stock immediately prior to such transaction own, immediately after such transaction, securities representing less than fifty percent (50%) of the voting power of the corporation or other entity surviving such transaction, excluding any consolidation or merger effected exclusively to change the domicile of Docent.

Pursuant to Mr. Eckert’s offer letter dated December 11, 2001, if his employment with Docent is involuntarily terminated at any time for any reason other than for Cause (as defined in the Officer’s Change in Control Agreement), then he is entitled to receive a payment equal to 50% of his annual base salary at the time of his termination. Pursuant to an agreement dated June 27, 1997, with Mr. Mandelkern, if his employment is involuntarily terminated, notwithstanding any additional benefits to which he may be eligible, he will be entitled to severance benefits of six months of salary and health benefits at the same salary rate and health benefit coverage as he was earning at the time of termination. In addition, Docent shall forgive that portion of a loan by Docent to Mr. Mandelkern that was incurred for Mr. Mandelkern’s purchase of shares of Docent stock that are vested on the date of termination.

ITEM 14.    CONTROL AND PROCEDURES

Within 90 days prior to the filing date of this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our “disclosure controls and procedures” and “internal controls” pursuant to Item 307 of Regulation S-K.

Disclosure controls and procedures are designed with the objective of ensuring that (i) information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) information is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal controls are procedures designed with the objective of providing reasonable assurance that our (A) transactions are properly authorized; (B) assets are safeguarded against unauthorized or improper use; and (C) transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

The evaluation of our disclosure controls and procedures and internal controls included a review of their objectives and processes, implementation by us and effect on the information generated for use in this Annual Report on Form 10-K. In the course of this evaluation, we sought to identify any significant deficiencies or material weaknesses in our controls, and whether we had identified any acts of fraud involving personnel who have a significant role in our internal controls, and to confirm that any necessary corrective action, including process improvements, were being undertaken. This type of evaluation will be done on a quarterly basis so that the conclusions concerning the effectiveness of these controls can be reported in our Quarterly Reports on

Form 10-Q and Annual Report on Form 10-K. Our internal controls are also evaluated on an ongoing basis by our finance organization. The overall goals of these evaluation activities are to monitor our disclosure and internal controls and to make modifications as necessary. We intends to maintain these controls as processes that may be appropriately modified as circumstances warrant.

Based on the evaluation described above and subject to the discussion below, the CEO and CFO concluded that our controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in this Annual Report on Form 10-K. There have been no significant changes in our internal controls or in other factors that could significantly affect those controls since the date of their last evaluation.

However, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Management necessarily applied its judgment in assessing the benefits of controls relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	(1) Financial Statements. Consolidated Financial Statements under Item 8 on page 27 of this report.

(2)  Financial Statement Schedules.    All schedules have been omitted since they are not required, or the information required is shown in the Consolidated Financial Statements or Notes thereto.

(3)  Exhibits.    The exhibits are included listed under Item 14 (c) or, as indicated by the footnote, incorporated by reference into this report.

(b)	Reports on 8-K. The following reports on form 8-K are included or incorporated by reference into this report:

Report on Form 8-K filed on February 7, 2003, with the preferred stock rights agreement.

(c)    Exhibit Index:

Exhibit #	Exhibit Name
3.1	Amended and restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s 10-Q filed on November 13, 2002).

3.2	Amended and restated Bylaws of the Company (incorporated by reference to Exhibit 3.3 to the Company’s registration statement on Form S-1 (File No. 333-34546)).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s registration statement on Form S-1 (File No. 333-34546)).

4.2	Amended and Restated Investor Rights Agreement, dated August 29, 2000 (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2000).

10.1	Company’s 1997 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (No. 333-34546)).

10.2	Company’s 2000 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (No. 333-34546)).

10.3	Company’s 2000 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (No. 333-34546)).

10.4	Form of Directors’ and Officers’ Indemnification Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (No. 333-34546)).

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

Exhibit #	Exhibit Name

10.9	Promissory Note from David Mandelkern to the Company (incorporated by reference to Exhibit 10.27 to the Company’s Registration Statement on Form S-1 (No. 333-34546)).

10.10

Stock Pledge Agreements dated July 9, 1997 by and between the Company and David Mandelkern (incorporated by reference to Exhibit 10.28 to the Company’s Registration Statement on Form S-1 (No. 333-34546)).

10.11	Employment Letter from the Company to R. Andrew Eckert dated December 11, 2001 (incorporated by reference to Exhibit 10.23 to the Company’s 10-K filed on April 1, 2002).

10.12	Form of Officers Change in Control Agreement entered into by the Company (incorporated by reference to Exhibit 10.24 to the Company’s 10-K filed on April 1, 2002).

10.13	Employment Letter from the Company to Neil J. Laird dated August 2, 2002 (incorporated by reference to Exhibit 10.20 to the Company’s 10-Q filed on August 13, 2002).

10.14	Consulting Agreement dated August 14, 2002 between the Company and Robert A. Lauer. (incorporated by reference to Exhibit 10.17 to the Company’s 10-Q filed on November 13, 2002).

10.15	Remarketing Agreement dated April 23, 2002 between the Company and Interwise, Inc. (incorporated by reference to Exhibit 10.18 to the Company’s 10-Q filed on November 13, 2002).

10.16

First Amendment of the Remarketing Agreement dated September 30, 2002 between the Company and Interwise, Inc. (incorporated by reference to Exhibit 10.19 to the Company’s 10-Q filed on November 13, 2002).

10.17	Rights Agreement dated January 28, 2003 by and between Docent, Inc. and Computershare Trust Company, Inc. (incorporated by reference to Exhibit 99.1 to the Company’s 8-K filed on February 7, 2003).

21	Subsidiaries of the Company

23.1	Consent of Ernst & Young LLP, Independent Auditors

23.2	Consent of PricewaterhouseCoopers LLP, Independent accountants

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:   March 24, 2003

DOCENT, INC. (Registrant)

By:	/s/ NEIL J. LAIRD
Neil J. Laird Sr. Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ R. ANDREW ECKERT R. Andrew Eckert	President, Chief Executive Officer and Director (Principal Executive Officer)	March 24, 2003

/s/ DAVID MANDELKERN David Mandelkern	Executive Vice President, Chief Technology Officer and Director	March 24, 2003

/s/ DONALD E. FOWLER Donald E. Fowler	Director

/s/ KEVIN G. HALL Kevin G. Hall	Director	March 24, 2003

/s/ JOS C. HENKENS Jos C. Henkens	Director	March 24, 2003

/s/ ALI KUTAY Ali Kutay	Director	March 24, 2003

/s/ ROBERT A. LAUER Robert A. Lauer	Director	March 24, 2003

CERTIFICATIONS

I, R. Andrew Eckert, certify that:

1.	I have reviewed this annual report on Form 10-K of Docent, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   March 24, 2003

By:	/s/ R. ANDREW ECKERT
R. Andrew Eckert President, Chief Executive Officer and Director

I, Neil J. Laird, certify that:

1.	I have reviewed this annual report on Form 10-K of Docent, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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
6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   March 24, 2002

By:	/s/ NEIL J. LAIRD
Neil J. Laird Sr. Vice President and Chief Financial Officer