Form 10-Q
period 2003-03-31
DOCENT INC
filed 2003-05-13
CIK 1043134

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    ☒    No    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes    ☐    No    ☒

As of April 30, 2003, the registrant had outstanding approximately 14,340,000 shares of Common Stock, $0.001 par value per share.

A copy of the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available for free on the Company’s website, www.docent.com, within 24 hours after such material is electronically filed with the Securities and Exchange Commission.

DOCENT, INC.

PART I

DOCENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)	March 31, 2003 (Unaudited)	December 31, 2002 (1)
Assets
Current assets:
Cash and cash equivalents	$31,688	$36,968
Short term investments	5,987	3,974
Restricted cash	46	46
Accounts receivable, net	5,839	5,958
Prepaid expenses and other current assets	1,392	1,424

Total current assets	44,952	48,370
Property and equipment, net	2,878	3,118
Goodwill	760	760
Other intangible assets, net	1,357	1,577
Other assets	392	417

Total assets	$50,339	$54,242

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$629	$1,032
Accrued payroll and related liabilities	2,107	2,478
Accrued liabilities	2,069	2,970
Current portion of restructuring accrual	797	888
Deferred revenue	7,325	6,626
Current portion of capital lease obligations	14	99

Total current liabilities	12,941	14,093
Restructuring accrual	973	1,096
Capital lease obligations	6	45
Commitments and Contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock	14	14
Additional paid-in capital	231,445	231,331
Receivables from stockholders	(154)	(197)
Unearned stock-based compensation	(699)	(926)
Treasury stock, at cost	(3,232)	(3,058)
Accumulated deficit	(191,063)	(188,228)
Accumulated other comprehensive income	108	72

Total stockholders’ equity	36,419	39,008

Total liabilities and stockholders’ equity	$50,339	$54,242

(1)	Derived from the Company’s audited financial statements as of December 31, 2002.

The accompanying notes are an integral part of these financial statements.

DOCENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2003	2002
Revenue:
License	$3,584	$4,386
Services and maintenance	3,823	3,620

Total revenue	7,407	8,006

Cost of revenue:
Cost of license	360	411
Cost of services and maintenance	2,007	2,471

Total cost of revenue	2,367	2,882

Gross profit:
License	3,224	3,975
Services and maintenance	1,816	1,149

Total gross profit	5,040	5,124

Operating expenses:
Research and development	2,434	3,997
Sales and marketing	4,019	7,910
General and administrative	1,402	2,165
Restructuring charge	—	925

Total operating expenses	7,855	14,997

Loss from operations	(2,815)	(9,873)
Interest expense	(14)	(90)
Other income and (expense), net	(90)	(147)
Interest income	101	363

Loss before provision for income taxes	(2,818)	(9,747)
Provision for income taxes	17	48

Net loss	$(2,835)	$(9,795)

Net loss per share—basic and diluted	$(0.22)	$(0.70)

Weighted average common shares outstanding	13,033	14,037

The accompanying notes are an integral part of these financial statements.

DOCENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months Ended March 31,
(in thousands)	2003	2002
Cash flows from operating activities
Net loss	$(2,835)	$(9,795)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	414	560
Amortization of deferred interest expense	—	27
Amortization of intangible assets	220	360
Amortization of unearned stock-based compensation	341	1,238
Acceleration of stock option vesting	—	15
Issuance of options in exchange for services	10	—
Changes in operating assets and liabilities:
Accounts receivable, net	119	2,251
Prepaid expenses and other assets	57	474
Accounts payable	(403)	219
Accrued liabilities	(1,272)	(832)
Restructuring accrual	(214)	(562)
Deferred revenue	699	112

Net cash used in operating activities	(2,864)	(5,933)

Cash flows from investing activities
Purchases of property and equipment	(174)	(284)
Sales of short term investments	10,064	31,421
Purchases of short term investments	(12,067)	(11,977)

Net cash provided (used in) investing activities	(2,177)	19,160

Cash flows from financing activities
Proceeds from the employee stock purchase plan and exercises of common stock options and warrants, net	—	223
Proceeds from repayment of stockholder receivable	43	482
Repurchase of common stock	(10)	(380)
Repayments of capital lease obligations	(124)	(79)
Treasury stock purchased	(174)	—
Repayments of notes payable	—	(291)

Net cash used in financing activities	(265)	(45)

Net increase (decrease) in cash and cash equivalents	(5,306)	13,182
Cash and cash equivalents, beginning of period	36,968	28,460
Effect of exchange rate change on cash and cash equivalents	26	(6)

Cash and cash equivalents, end of period	$31,688	$41,636

Supplemental disclosures of noncash investing and financing activities
Equipment acquired under capital leases	$—	$18

Unearned stock-based compensation	$(13)	$(1,804)

Unrealized loss (gain)	$(10)	$2

The accompanying notes are an integral part of these financial statements.

DOCENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.    Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared by Docent, Inc. (the “Company”) in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, the interim consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the information required to be included. Operating results for the three month periods ended March 31, 2003 and 2002 are not necessarily indicative of the results that may be expected for any future periods, including the full fiscal year. Reference should also be made to the Annual Consolidated Financial Statements, Notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Certain prior period amounts have been reclassified to conform to the current period presentation, including the reclassification of gForce intangible asset amortization from research and development expense to cost of license. All share and per share data included in the condensed consolidated financial statements have been retroactively adjusted to reflect a one-for-three reverse split effective on October 22, 2002.

2.    Stock-Based Compensation

We account for our stock-based compensation plans under the intrinsic value method of accounting as defined by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations. According to APB 25, compensation expense is generally recognized only when options are granted with a discounted exercise price. However, the Company has provided the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation and SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. Had compensation cost for the Company’s stock-based compensation plan been determined based on the fair value at the grant dates for the awards under a method prescribed by SFAS No. 123, the Company’s net loss would have been increased to the pro forma amounts indicated below:

(in thousands, except per share data)	Three Months Ended March 31,
	2003	2002
Net loss, as reported	$(2,835)	$(9,795)
Add: stock-based compensation expense included in reported net loss, net of related tax effects	351	1,253
Deduct: total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(564)	(3,160)

Net loss, pro forma	$(3,048)	$(11,702)

Basic and diluted net loss per share, as reported	(0.22)	(0.70)
Basic and diluted net loss per share, pro forma	(0.23)	(0.83)

DOCENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company calculated the value of stock-based awards on the date of grant using the Black-Scholes option pricing model with the assumptions in the following table:

	Option		Employee Stock Purchase Plan
	Three Months Ended March 31,		Three Months Ended March 31,
	2003	2002	2003	2002
Dividend yield	0%	0%	0%	0%
Volatility	0.95	0.95	0.95	0.95
Risk free interest rate	2.35-2.72%	1.21%-4.26%	1.20%	1.85%
Expected lives of options	4 years	4 years	6 months	6 months
Weighted average fair value	$1.79	$5.50	$1.07	$0.43

3.    Net Loss Per Share

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

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended March 31,
	2003	2002
Net loss	$(2,835)	$(9,795)

Basic and diluted shares:
Weighted average common shares outstanding	13,077	14,170
Weighted average unvested common shares subject to repurchase	(44)	(133)

Weighted average shares used to compute basic and diluted net loss per share	13,033	14,037

Net loss per share—basic and diluted	$(0.22)	$(0.70)

4.    Comprehensive Loss

The components of comprehensive loss are net loss, foreign currency translation adjustments and unrealized gains and losses on available for sale investments. The total comprehensive loss was $2,799,000 for the three months ended March 31, 2003 and $9,791,000 for the three months ended March 31, 2002.

DOCENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5.    Intangible Assets

Intangible assets arose from Docent’s acquisition of the business and assets of gForce Systems. The intangible assets are being amortized on a straight-line basis over periods ranging from fourteen to thirty six months and consist of (in thousands):

	March 31, 2003			December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Developed technology	$568	$(568)	$—	$568	$(568)	$—
Core technology	2,493	(1,212)	1,281	2,493	(1,005)	1,488
Trade name	83	(83)	—	83	(83)	—
Patents	148	(72)	76	148	(59)	89

	$3,292	$(1,935)	$1,357	$3,292	$(1,715)	$1,577

The total estimated amortization expense related to intangible assets is provided in the table below (in thousands):

Fiscal Year
Remainder
2003	$660
2004	697

$1,357

6.    Restructuring Charge

In 2002 and 2001, the Company implemented restructuring programs to better align operating expenses with anticipated revenues.

During the third quarter of fiscal 2001, the Company recorded a restructuring charge that included $3.0 million in facility exit costs. During the fourth quarter of fiscal 2001, the Company adjusted these facility exit costs by $112,000. The adjustment reflects the reduction of the estimated sublease income of a particular vacated facility.

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

DOCENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The following table depicts the restructuring activity during the three months ended March 31, 2003 (in thousands):

Category	Balance at Dec. 31, 2002	Cash Expenditures	Balance at Mar. 31, 2003
Vacated facilities	$1,719	$(175)	$1,544
Employee severance	113	(39)	74
Other costs	152	—	152

Total	$1,984	$(214)	$1,770

7.    Stockholder Rights Plan

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

8.    Commitments and Contingencies

Purchase commitment

In September 2002, Docent entered into an agreement with a third party software company to resell that company’s product through April 2005. Under the agreement, Docent committed to purchase $1.0 million of the third party software company’s software and pay the third party software company $1.0 million over the first year of the agreement for the distributed software. If the Company fails to resell $1.0 million during the first year, the Company will pay the third party software company the remaining unsold balance due. The payment for the remaining unsold balance will be credited to future purchases over the life of the agreement. As of March 31, 2003, the Company had purchased $75,000 under this agreement.

DOCENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Legal contingencies

On May 31, 2002, IP Learn, LLC filed a patent infringement case against the Company in the United States District Court for the Northern District of California. In December 2002, IP Innovation, LLC filed a patent infringement case against the Company in the United States District Court for the Southern District of Texas. The Company believes that the patent infringement cases are without merit and intends to defend against them vigorously. However, if these third party claims for infringement and their patents are valid, the Company may be required to license the patents on terms that may or may not be favorable or be forced to alter its website or its software product which is the subject of the patents, either of which results may adversely affect its results of operations.

Also, from time to time, the Company may become involved in litigation relating to claims arising from the Company’s ordinary course of business. The Company believes that there are no claims or actions pending or threatened against them, the ultimate disposition of which would have a material adverse effect on it.

9.    Income Taxes

The Company incurred operating losses for all periods from inception through March 31, 2003, and therefore has not recorded a provision for U.S. federal income taxes. The Company recorded a provision for foreign and state income taxes of $17,000 for the three months ended March 31, 2003 and $48,000 for the three months ended March 31, 2002. The Company has recorded a valuation allowance for the full amount of its net deferred tax asset.

10.    Related Party Transactions

In March 2000, the Company entered into an alliance agreement with Accenture, which was a stockholder of the Company and one of whose retired partners is a member of the Company’s Board of Directors. The alliance agreement provides for the resale of the Company’s software products and services by Accenture, the submission of joint proposals to potential clients where either the Company would be subcontracting the Company’s services to Accenture or Accenture would be subcontracting its services to the Company; the alliance agreement also provides for revenue sharing. The agreement terminates by its terms on March 31, 2005, with either party having the right to terminate the agreement before then without cause on 60 days’ notice.

From March 2000 to December 2002, Accenture’s holdings in the Company’s common stock on a fully diluted basis represented approximately 5.0% to 7.0% of the outstanding shares of the Company’s common stock. In December 2002, the Company believes that Accenture sold all of its Docent common stock and warrants.

During the three months ended March 31, 2002, the Company recognized $214,000 of revenue from Accenture as part of this resale arrangement. During the three months ended March 31, 2002, the Company recorded $228,000 less license revenue as a result of amounts due under the revenue sharing agreement with Accenture.

Concurrent with the alliance agreement, the Company entered into a consulting services agreement with Accenture pursuant to which the Company committed to purchase $2.0 million of consulting services from Accenture prior to April 1, 2003. As of March 31, 2003, the Company had purchased $1.4 million of consulting services from Accenture. If the Company purchases any additional consulting services related to this agreement, such services would be considered a liability and an expense when Accenture provides such services. The Company did not record a liability associated with this agreement as of March 31, 2003.

DOCENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

11.    Recently issued accounting pronouncements

In November 2002, the EITF reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. Issue 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of Issue 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company does not believe that the adoption of Issue 00-21 will have a material effect on its consolidated financial position or results of operations.

12.    Warranties and Indemnification

The Company generally provides a warranty for its software products and services to its customers for a period of 90 days and accounts for its warranties under the FASB’s Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies.” The Company’s software products’ media are generally warranted to be free of defects in materials and workmanship under normal use and the products are also generally warranted to substantially perform as described in certain Company documentation. The Company’s services are generally warranted to be performed in a professional manner and to materially conform to the specifications set forth in a customer’s signed contract. In the event there is a failure of such warranties, the Company generally will correct or provide a reasonable work around or replacement product. The Company has not provided for a warranty accrual in all period presented. To date, the Company’s product warranty expense has not been significant.

The Company generally agrees to indemnify its customers against legal claims that the Company’s software products and professional services infringe certain third-party intellectual property rights and accounts for its indemnification obligations under FAS 5. In the event of such a claim, the Company is generally obligated to defend its customer against the claim and to either settle the claim at the Company’s expense or pay damages that the customer is legally required to pay to the third-party claimant. In addition, in the event of an infringement, the Company agrees to modify or replace the infringing product, or, if those options are not reasonable possible, in general, to refund the cost of the software paid to date upon the customers return of the software product. To date, the Company has not been required to make any payment resulting from infringement claims asserted against its customers. As such, the Company has not recorded a liability for infringement costs in all period presented.

ITEM 2    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and related Notes thereto contained elsewhere in this document. Operating results for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for any future periods, including the full fiscal year. Reference should also be made to the Annual Consolidated Financial Statements, Notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

This discussion contains forward-looking statements that involve risks and uncertainties. These statements relate to our future plans, objectives, expectations and intentions, and the assumptions underlying or relating to any of these statements. These statements may be identified by the use of words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “will” and similar expressions. Our actual results could differ materially from those discussed in these statements. Factors that could contribute to such differences include those discussed in this document such as our statement that we believe our cash will last through at least the next 12 months, that we expect to incur operating losses through fiscal year 2003 and that the restructuring programs are expected to save Docent approximately $5.2 million per quarter of cash. Except as required by law, we undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

We were incorporated in June 1997 to develop, market and sell eLearning products. We provide infrastructure software and related services that allow our customers to create, deploy and manage learning and knowledge exchange over the Internet.

Critical Accounting Policies and Estimates

General

Discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of these financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, we evaluate estimates based on historical experience and on various other assumptions that management believes to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions. We believe the following critical accounting policies involve our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements:

•	Revenue Recognition

•	Allowance for Doubtful Accounts

•	Goodwill and Intangible Assets

•	Restructuring

•	Allowance for Deferred Tax Assets

In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result. Our senior management has reviewed these critical accounting policies and related disclosures with our Disclosure Committee and the Audit Committee of our Board of Directors. See the Notes to Condensed Consolidated Financial Statements, which contain additional information regarding our accounting policies and other disclosures required by GAAP.

Revenue Recognition

Our revenue recognition policies are described below under “Sources of Revenue and Revenue Recognition.”

Allowance for Doubtful Accounts

We record allowances for estimated losses resulting from the inability of our customers to make required payments. We assess the credit worthiness of our customers based on multiple sources of information and analyze such factors as our historical bad debt experiences, industry and geographic concentrations of credit risk, economic trends and changes in customer payment terms. This assessment requires significant judgment. If the financial condition of our customers were to worsen, additional allowances may be required, resulting in future operating losses that are not included in the allowance for doubtful accounts at March 31, 2003.

Goodwill and Intangible Assets

We make judgments about the recoverability of goodwill and intangible assets whenever events or changes in circumstances indicate that an impairment indicator in the remaining value of the assets recorded on our balance sheet may exist. We test the impairment of goodwill annually or more frequently if indicators of impairment arise. In order to estimate the fair value of intangible assets, we make various assumptions about the future prospects for the business that the asset relates to and typically estimate future cash flows to be generated by these businesses. Based on these assumptions and estimates, we determine whether we need to take an impairment charge to reduce the value of the asset stated on our balance sheet to reflect its estimated fair value. Assumptions and estimates about future values and remaining useful lives are complex and often subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts. Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, different assumptions and estimates could materially impact our reported financial results. More conservative assumptions of the anticipated future benefits from these businesses would result in greater impairment charges, which would increase our net loss and result in lower asset values on our balance sheet. Conversely, less conservative assumptions would result in smaller impairment charges, lower net loss and higher asset values. We performed an annual review of our goodwill and intangible assets as of October 1, 2002 and no impairment charge was deemed necessary as of that date.

Restructuring

During fiscal years 2002 and 2001, we recorded significant accruals in connection with our restructuring programs. These accruals include estimates pertaining to the ability to sub-lease a facility in Mountain View, California. The actual costs may differ from these estimates. These estimates will be reviewed and potentially revised on a quarterly basis and, to the extent that future vacancy rates and sublease rates vary adversely from those estimates, we may incur additional losses that are not included in the accrued facilities consolidation charge at March 31, 2003. Conversely, unanticipated improvements in vacancy rates or sublease rates, or termination settlements for less than our accrued amounts, may result in a reversal of a portion of the accrued balance and a benefit on our statement of operations in a future period. Such reversals would be reflected as a credit to restructuring charges.

Allowance for Deferred Tax Assets

A valuation allowance is recorded to reduce all of the deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase reported income or reduce loss in the applicable period and increase stockholders’ equity on the balance sheet in the period such determination was made.

Sources of Revenue and Revenue Recognition

We generate revenue from the sale of our products and services to enterprises, system integrators, reseller partners, and content providers. To date, we have generated our license and services revenue primarily from direct sales, and to a lesser extent referral sales from our system integrators, to enterprise customers.

Enterprise customers have the option of purchasing perpetual licenses or renting time-based licenses for the Docent Enterprise Suite™, that includes the Docent Learning Management Server™, Docent Learning Content Management System™, Docent Exchange™, Docent Live!™, Docent Peak PerformanceR, Docent Analytics™, and Content. Docent Live!, Docent Peak Performance and Content are third party products that we resell. Our perpetual licensees pay a one-time, initial fee based on the number of users and may enter into separate annual maintenance contracts that include the right to receive periodic unspecified upgrades, error corrections, and telephone and Web-based support. Our time-based licenses require license holders to pay a monthly fee, which is based on the number of users and includes maintenance and support. Customers with perpetual or time-based licenses may also outsource to Docent the hosting of their system on a third party’s server for a monthly fee and an initial set-up fee.

In conjunction with the licensing of our software, we offer implementation and training services. To date, most of our customer revenue has been generated by perpetual software licenses, and maintenance and consulting services.

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

Our revenue recognition policies are significant because our revenue is a key component of our results of operations. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from quarter to quarter. We follow detailed revenue recognition guidelines, which are discussed below. We recognize revenue in accordance with GAAP rules that have been prescribed for the software industry. The accounting rules related to revenue recognition are complex and are affected by interpretations of the rules and an understanding of industry practices, both of which are subject to change. Consequently, the revenue recognition accounting rules require management to make significant judgments.

In accordance with Statement of Position No. 97-2, Software Revenue Recognition, issued by the American Institute of Certified Public Accountants (SOP 97-2), as amended, we recognize revenue from licensing our software if all of the following conditions are met:

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

Revenue arrangements with extended payment terms are generally considered not to be fixed or determinable and, accordingly, we do not recognize revenue on these arrangements until the customer payment becomes due. The determination of whether extended payment terms are fixed or determinable requires significant judgment by management, including assessing such factors as the past payment history with the individual customer and evaluating the risk of concessions over an extended payment period. The determinations that we make can materially impact the timing of recognition of revenues. Our normal payment terms currently range from “net 30 days” to “net 60 days,” which are not considered extended payment terms.

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

Many of our software contracts include consulting implementation services. Consulting revenues from these contracts are generally accounted for separately from the license revenues because the consulting arrangements qualify as “service transactions” as defined in SOP 97-2. The more significant factors considered in determining whether the revenue should be accounted for separately include the nature of services (i.e., consideration of whether the services are essential to the functionality of the licensed product), degree of risk, availability of services from other vendors, timing of payments and impact of milestones or acceptance criteria on the realizability of the software license fee. Revenues for consulting services are generally recognized as the services are performed. If there is a significant uncertainty about the project completion or receipt of payment for the consulting services, revenue is deferred until the uncertainty is sufficiently resolved. We estimate the percentage of completion on contracts with fixed or “not to exceed” fees on a monthly basis utilizing hours incurred to date as a percentage of total estimated hours to complete the project. If we do not have a sufficient basis to measure progress towards completion, revenue is recognized when we receive final acceptance from the customer. When total cost estimates exceed revenues, we accrue for the estimated losses immediately based upon an average fully burdened daily rate applicable to the consulting organization delivering the services. The complexity of the estimation process and issues related to the assumptions, risks and uncertainties inherent with the application of the percentage of completion method of accounting affect the amounts of revenue and related expenses reported in our operating results. A number of internal and external factors can affect our estimates, including labor rates, utilization and efficiency variances and specification and testing requirement changes.

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

Costs and expenses

Our cost of license revenue includes the cost of amortized developed and core technology from the gForce acquisition, the cost of third party software and content we resell, and the cost of manuals, production media and shipping costs. Our cost of service and maintenance revenue includes salaries and related expenses of our professional services organization and charges related to hosting activities and other third party services.

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

Stock-based compensation consists of two components. The first component is amortization of unearned stock-based compensation recorded in connection with stock option grants to our employees. This amount represents the difference between the deemed fair value of our common stock for accounting purposes on the date these stock options were granted and the exercise price of those options. This amount is included as a component of stockholders’ equity on our balance sheet and is being amortized on an accelerated basis by charges to operations over the vesting period of the options, consistent with the method described in Financial Accounting Standards Board Interpretation No. 28. The second component is the fair value of common stock and other equity instruments issued to non-employees in exchange for services. We use the Black-Scholes pricing model to estimate the fair value of other equity instruments granted to non-employees in accordance with Emerging Issues Task Force 96-18.

History of losses

We have incurred significant costs to develop our technology and products and to build our engineering, sales, marketing, professional services and administration departments. As a result, we have incurred significant losses since inception and, as of March 31, 2003, had an accumulated deficit of $191.1 million. We believe our success will depend on increasing our customer and partner base and continually enhancing our products. We expect to continue to incur operating losses at least through fiscal year 2003.

Results of Operations

Three Months Ended March 31, 2003 and 2002

Revenue

Total revenue decreased $599,000, from $8.0 million for the three months ended March 31, 2002 to $7.4 million for the three months ended March 31, 2003.

Total license revenue decreased $802,000, from $4.4 million for the three months ended March 31, 2002 to $3.6 million for the three months ended March 31, 2003. The decrease in license revenue was primarily attributable to a decrease in average transaction size and a decrease in revenue from reseller partners.

Total service and maintenance revenue increased $203,000, from $3.6 million for the three months ended March 31, 2002 to $3.8 million for the three months ended March 31, 2003. The increase in service and maintenance revenue for the three month period ended March 31, 2003 was primarily attributable to the cumulative effect of renewals of annual maintenance agreements.

One customer accounted for 10% of the Company’s total revenue for the three months ended March 31, 2003. One customer accounted for 11% of the Company’s total revenue for the three months ended March 31, 2002.

Costs of revenue

Cost of license revenue decreased $51,000, from $411,000 for the three months ended March 31, 2002 to $360,000 for the three months ended March 31, 2003. Cost of license revenue decreased for the three month period ended March 31, 2003 due to the decrease in amortization of developed technology from the gForce acquisition of $140,000. This was partially offset by an increase in the cost of third party software sold of $79,000.

Cost of service and maintenance revenue decreased $464,000, from $2.5 million for the three months ended March 31, 2002 to $2.0 million for the three months ended March 31, 2003. The decrease in the cost of service and maintenance revenue was due to decreased use of third party implementation service partners and hosting services.

Expenses relating to third party implementation service partners and hosting services decreased $524,000, from $1.2 million in the three months ended March 31, 2002 to $652,000 in the three months ended March 31, 2003, reflecting our decreased use and costs of these services.

Service and maintenance gross profit percentage increased from 32% gross profit for the three months ended March 31, 2002 to 48% gross profit for the three months ended March 31, 2003. The increase was primarily attributable to the reduction of costs associated with third party implementation service partners and hosting services.

Operating expenses

Research and development expenses. Research and development expenses decreased $1.6 million, from $4.0 million for the three months ended March 31, 2002 to $2.4 million for the three months ended March 31, 2003. The decrease was primarily attributable to a decrease in the use of external development consultants, lower personnel costs, and a decrease in stock-based compensation.

Expenses relating to external development consultants decreased $886,000, from $1.2 million in the three months ended March 31, 2002 to $345,000 in the three months ended March 31, 2003. Expenses relating to research and development personnel decreased $313,000, from $1.9 million in the three months ended March 31, 2002 to $1.6 million in the three months ended March 31, 2003. Stock-based compensation expense decreased $116,000, from $144,000 of expense in the three months ended March 31, 2002 to $28,000 in the three months ended March 31, 2003.

Sales and marketing expense. Sales and marketing expense decreased $3.9 million, from $7.9 million for the three months ended March 31, 2002 to $4.0 million for the three months ended March 31, 2003. The decrease was attributable to the decreases in the number of sales and marketing employees, stock-based compensation, and general marketing activity, such as seminars, trades shows, and other public relations activities.

Expenses relating to sales and marketing personnel decreased $2.2 million, from $4.6 million in the three months ended March 31, 2002 to $2.4 million in the three months ended March 31, 2003. Expenses relating to marketing activity decreased $721,000, from $1.1 million in the three months ended March 31, 2002 to $382,000 in the three months ended March 31, 2003. Stock-based compensation expense decreased $418,000, from $512,000 in the three months ended March 31, 2002 to $94,000 in the three months ended March 31, 2003.

General and administrative expense. General and administrative expense decreased $763,000, from $2.2 million for the three months ended March 31, 2002 to $1.4 million for the three months ended March 31, 2003. The decreased expenses were primarily attributable to the decreases in general and administrative personnel and stock-based compensation expense.

Expenses relating to general and administrative personnel decreased $392,000, from $1.1 million for the three months ended March 31, 2002 to $691,000 for the three months ended March 31, 2003. Stock-based compensation expense decreased $271,000, from $480,000 in the three months ended March 31, 2002 to $209,000 in the three months ended March 31, 2003.

Restructuring charge. In 2002 and 2001, Docent implemented restructuring programs to better align operating expenses with anticipated revenues.

During the third quarter of fiscal 2001, Docent recorded a restructuring charge that included $3.0 million in facility exit costs. During the fourth quarter of fiscal 2001, Docent adjusted these facility exit costs by $112,000. The adjustment reflects the reduction of the estimated sublease income of a particular vacated facility.

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

The restructuring programs described above saved Docent approximately $3.0 million of cash per quarter.

Stock-based compensation. Stock-based compensation expense relating to common stock, options and warrants was $1.3 million for the three months ended March 31, 2002 and $351,000 for the three months ended March 31, 2003.

Interest expense, other income and expense, net, and interest income

Interest expense. Interest expense decreased $76,000, from $90,000 for the three months ended March 31, 2002 to $14,000 for the three months ended March 31, 2003. The decrease is attributable to lower capital lease and equipment loan balances.

Other income and expense, net. Other income and expense, net, decreased $57,000, from $147,000 net expense for the three months ended March 31, 2002 to $90,000 net expense for the three months ended March 31, 2003. The balance at March 31, 2002 contained a net legal settlement expense of $90,000.

Interest income. Interest income decreased $262,000, from $363,000 for the three months ended March 31, 2002 to $101,000 for the three months ended March 31, 2003. The decrease was the result of lower average cash and investments balances maintained by us, reflecting the use of cash to fund operations along with lower market rates of interest applying to those balances.

Provision for income taxes

We incurred operating losses for all periods from inception through March 31, 2003, and therefore have not recorded a provision for U.S. income taxes. We recorded a provision for foreign and state income taxes of $17,000 for the three months ended March 31, 2003, and $48,000 for the three months ended March 31, 2002. We have recorded a valuation allowance for the full amount of our net deferred tax assets.

Realization of the deferred tax assets is dependent on future earnings, the timing and amount of which are uncertain. Accordingly, a valuation allowance, in an amount equal to the net deferred tax assets as of March 31, 2003, has been established to reflect these uncertainties.

Liquidity and Capital Resources

Since inception, we have funded our operations primarily through the sale of equity securities, from which we raised net proceeds of $172.1 million through March 31, 2003. As of March 31, 2003, we had approximately $31.7 million of cash and cash equivalents and $6.0 million of short term investments.

Cash used in operating activities was $2.9 million for the three months ended March 31, 2003, as compared to $5.9 million for the three months ended March 31, 2002. The cash used during these periods was attributable to net losses of $2.8 million for the three months ended March 31, 2003 and $9.8 million for the three months ended March 31, 2002. During the three months ended March 31, 2002, cash used to fund net losses was partially offset by a decrease in accounts receivable of $2.3 million. The decrease in accounts receivable is due to improved cash collections and lower revenue levels.

Our investment in property and equipment, excluding equipment acquired under capital leases, was $174,000 in the three months ended March 31, 2003 and $284,000 in the three months ended March 31, 2002. During the first three months of 2003, we sold $10.1 million of short term investments and purchased $12.1 million of short term investments. During the first three months of 2002, we sold $31.4 million of short term investments and purchased $12.0 million of short term investments.

Cash used by financing activities was $265,000 during the three months ended March 31, 2003, as compared to $45,000 for the three months ended March 31, 2002. The cash used by financing activities in the first three months of 2003 resulted primarily from the purchase of $174,000 of treasury stock and the repayment of capital lease obligations of $124,000. The cash used by financing activities in the first three months of 2002 resulted from the purchase of $380,000 of our common stock, and payments of notes payable and capital lease obligations of $370,000, partially offset by the proceeds from repayment of stockholder receivables of $482,000, and proceeds from the employee stock purchase plan of $223,000.

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

Related Party Transactions

In March 2000, we entered into an alliance agreement with Accenture, which was a stockholder of ours and one of whose retired partners is a member of the our Board of Directors. The alliance agreement provides for the resale of our software products and services by Accenture, the submission of joint proposals to potential clients where either we would be subcontracting our services to Accenture or Accenture would be subcontracting its services to us; the alliance agreement also provides for revenue sharing. The agreement terminates by its terms on March 31, 2005, with either party having the right to terminate the agreement before then without cause on 60 days’ notice.

From March 2000 to December 2002, Accenture’s holdings in our common stock on a fully diluted basis represented approximately 5.0% to 7.0% of the outstanding shares of our common stock. In December 2002, we believe that Accenture sold all of its Docent common stock and warrants.

During the three months ended March 31, 2002, we recognized $214,000 of revenue from Accenture as part of this resale arrangement. During the three months ended March 31, 2002, we recorded $228,000 less license revenue as a result of amounts due under the revenue sharing agreement with Accenture.

Concurrent with the alliance agreement, we entered into a consulting services agreement with Accenture pursuant to which we committed to purchase $2.0 million of consulting services from Accenture prior to April 1, 2003. As of April 1, 2003, we had purchased $1.4 million of consulting services from Accenture. If we purchase any additional consulting services related to this agreement, such services would be considered a liability and an expense when Accenture provides such services. We did not record a liability associated with this agreement as of March 31, 2003.

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

We have not been in business long enough to use our operating history as a reliable aid in predicting trends specific to our company, which impairs our ability to make accurate business plans. Since the market for eLearning products is rapidly evolving, our operating history will be less relevant to future performance than the operating history of a company in an industry that is not subject to rapid change. In addition, since the market for eLearning products is new, we are limited in our ability to refer to industry trends as reliable predictors and to react to these trends. These limitations make it more difficult for us to anticipate the need for new products as the market for eLearning products changes, thus increasing our vulnerability to competition. As a result, we may either fail to increase, or suffer a decrease in, our market share, resulting in a decrease in our revenue.

We have a history of losses, expect future losses and may never achieve profitability.

We have experienced losses in each quarter since our inception and expect losses through at least the end of fiscal year 2003. We incurred net losses of $2.8 million for fiscal quarter ending March 31, 2003, and $9.8 million for the quarter ending March 31, 2002. Our accumulated deficit as of March 31, 2003 was $191.1 million. We expect to derive substantially all of our revenue for the foreseeable future from the licensing of our Docent Learning Management Server and Docent Learning Content Management System, and providing related services. Over the longer term, we expect to derive revenue from new products such as Docent Live!, Docent Peak Performance, Docent Analytics, and Content, and services related to these offerings. In the future, we expect to continue to incur additional non-cash expenses relating to the amortization of deferred compensation and purchased intangible assets that will contribute to our net losses. As of March 31, 2003, we had an aggregate of $699,000 of deferred stock compensation and $1.4 million of purchased intangible assets remaining to be amortized. As a result of all of the foregoing, we expect to incur losses for the foreseeable future and will need to generate significantly higher revenue in order to achieve profitability. If we achieve profitability, we may not be able to sustain it.

Fluctuations in our quarterly revenue and other operating results may cause our stock price to decline.

We believe that quarter-to-quarter comparisons of our revenue and other operating results are not meaningful and should not be relied on as indicators of our future performance. As a consequence of quarterly revenue fluctuations, our financial results may fall short of the expectations of investors. If this occurs, the price of our common stock would likely decline. Our quarterly revenues are especially subject to fluctuations because they depend on the sale of a small number of relatively large orders. Furthermore, our quarterly revenue may be affected significantly by changes in revenue recognition policies and procedures based on changes to or new applicable accounting standards and how these standards are interpreted. As a result, our revenue and results from operations will likely vary significantly from quarter to quarter. These variances may cause our stock price to fluctuate.

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

International revenues accounted for approximately 33% of our revenue for the quarter ending March 31, 2003. We intend to expand our international presence in the future. Conducting business outside of the United States is subject to certain risks, including:

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

Our business model is dependent on developing additional revenue through our system integrators and business outsource providers. If one or more of these companies no longer wishes to develop business in the knowledge exchange market, we will not materially benefit from our strategic alliance with that company. In addition, if one or more of these companies breaches its strategic alliance agreement with us, we may lose the potential for additional revenue. In addition, we will need to devote a substantial number of our personnel, as well as our financial resources, to developing and maintaining our relationships with these partners. Focusing our resources on these partnerships will impair our ability to develop revenues from direct sales and other sources, making us more dependent on our relationships with these partners. Therefore, if one or more of these relationships terminates, we could suffer a significant decrease in our revenue.

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

Currently, third parties have registered Docent or a variant as a trademark in the United States and in some other jurisdictions outside the United States for use with goods or services, which could be construed to overlap those offered by Docent. Although Docent is a registered trademark for Class 35 business services in the United States, we may not be able to register Docent as a trademark in some countries, including the United States, for use with other goods or services due to existing registrations of third parties. Although third parties have not initiated formal infringement proceedings or any other formal challenges to Docent’s use of the Docent trademark, any claims, with or without merit, could cause costly litigation that could consume significant management time. Docent has only one issued patent. Third parties alleging that Docent has infringed their patents have brought two patent infringement cases. These claims, which we believe to be without merit, and which we plan to vigorously defend, could be expensive and divert management attention from operating our company. If we become liable to third parties for infringement claims, we may be required to license the patents on terms that may or may not be favorable or we may be forced to alter our website or our software product which is the subject of the infringement claim, either of which may adversely affect our revenue.

We may not be able to adequately protect our intellectual property, and our competitors may be able to offer similar products and services that would harm our competitive position.

Our success and ability to effectively compete is dependent on our ability to develop and maintain the proprietary aspects of our technology and operate without infringing on the intellectual property rights of others. We rely on a combination of trademark, trade secret and copyright law and contractual restrictions to protect the proprietary aspects of our technology. These legal protections afford only limited protection for our technology. Docent has only one issued patent. We seek to protect the source code for our software, documentation and other written materials under trade secret and copyright laws. We license our software pursuant to signed license or “shrink wrap” agreements, which impose restrictions on the licensee’s ability to use the software. Finally, we seek to avoid disclosure of our intellectual property by requiring employees and consultants with access to proprietary information to execute confidentiality agreements with us and by restricting access to our source code. Despite these precautions, third parties could copy or otherwise obtain and use our technology without authorization, or develop similar technology independently. Furthermore, effective protection of intellectual property rights is unavailable or limited in some foreign countries. Our protection of our intellectual property rights may not provide us with any legal remedy should our competitors independently develop similar technology, duplicate our products and services, or design around any intellectual property rights we hold.

We rely on third party software incorporated in certain of our products, and that we resell separately. Errors in this software or our inability to continue to license this software in the future would decrease our revenue and increase our costs.

Certain of our products incorporate third party software, and we expect to incorporate additional software as we broaden our product line and services. The operation of our product would be impaired if errors occur in the third party software that we incorporate, and we may incur additional costs to repair or replace the defective software. It may be difficult for us to correct any errors in third party software because the software is not within our control. Accordingly, our revenue would decrease and our costs would increase in the event of any errors in this software. Furthermore, it may be difficult for us to replace any third party software if a vendor seeks to terminate our license to the software. Intellectual property claims against these software products could adversely affect our revenue and increase our costs.

Our revenue could decrease and our costs could increase if we fail to adequately integrate acquired businesses.

As part of our overall business strategy, we continually evaluate and may pursue acquisitions of complementary businesses or technologies that would provide additional product or service offerings, additional industry expertise or an expanded geographic presence. We may not be able to locate attractive opportunities or acquire any we locate on favorable terms. If we do acquire technologies, products or businesses, or we form alliances with companies requiring technology investments or revenue commitments, we will face a number of risks to our business. The risks we may encounter include the potential for unknown liabilities of the acquired or combined business, potentially dilutive issuances of equity securities and the incurrence of debt. In addition, we may face difficulty in assimilating the acquired operations and employees, managing product co-development activities with our alliance partners, retaining the key employees of the acquired business, successfully integrating the acquired technology and operations into our business and maintaining uniform standards, controls, policies, and procedures. We may also lack the experience to enter into the new product or technology markets made available by new acquisitions or alliances. Failure to manage these alliance activities effectively and to integrate entities or assets that we acquire could adversely affect our operating results or financial condition.

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

The terrorist attacks that took place in the United States on September 11, 2001, the potential for future terrorist attacks in the United States, and the declaration of war by the United States against terrorism and other existing and possible United States military actions have created significant instability and uncertainty in the world which may continue to have a material adverse effect on world financial markets, including financial markets in the United States. In addition, such adverse political events may have an adverse impact on economic conditions in the United States. Unfavorable economic conditions in the United States may have an adverse effect on our business operations including, but not limited to, our ability to expand the market for our products, obtain financing as needed, enter into strategic relationships and effectively compete in the eLearning market.

A breach of Internet commerce security measures could reduce demand for our products and services which would in turn result in a reduction in our revenue.

A requirement of the continued growth of Web-based, business-to-business electronic commerce is the secure transmission of confidential information over public networks. Failure to prevent security breaches into our products or our customers’ networks, or well-publicized security breaches affecting the Internet in general, could significantly harm our growth and revenue. Advances in computer capabilities, new discoveries in the field of cryptography, or other developments may result in a compromise or breach of the algorithms we use to protect content and transactions or our products or within our customers’ networks or proprietary information in our databases. Anyone who is able to circumvent our security measures could misappropriate proprietary and confidential information or could cause interruptions in our operations. We may be required to expend significant resources to protect against such security breaches or to address problems caused by security breaches. Concerns over the security of the Internet and other online transactions and the privacy of users may also deter people from using the Internet to conduct transactions that involve transmitting confidential information.

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

ITEM 3    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market and Currency Risk

Our market and currency risk disclosure set forth in Item 7A of our annual report on Form 10-K for the year ended December 31, 2002 has not changed significantly.

ITEM 4    CONTROLS AND PROCEDURES

Within 45 days prior to the filing date of this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our “disclosure controls and procedures” and “internal controls” pursuant to Item 307 of Regulation S-K.

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

The evaluation of our disclosure controls and procedures and internal controls included a review of their objectives and processes, implementation by us and effect on the information generated for use in this Quarterly Report on Form 10-Q. In the course of this evaluation, we sought to identify any significant deficiencies or material weaknesses in our controls, and whether we had identified any acts of fraud involving personnel who have a significant role in our internal controls, and to confirm that any necessary corrective action, including process improvements, were being undertaken. This type of evaluation will be done on a quarterly basis so that the conclusions concerning the effectiveness of these controls can be reported in our Quarterly Reports on Form 10-Q and Annual Report on Form 10-K. Our internal controls are also evaluated on an ongoing basis by our finance organization. The overall goals of these evaluation activities are to monitor our disclosure and internal controls and to make modifications as necessary. We intend to maintain these controls as processes that may be appropriately modified as circumstances warrant.

Based on the evaluation described above and subject to the discussion below, the CEO and CFO concluded that our controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in this Quarterly Report on Form 10-Q. There have been no significant changes in our internal controls or in other factors that could significantly affect those controls since the date of their last evaluation.

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

Item	2. Changes in Securities and Use of Proceeds

Not applicable.

Item	3. Defaults Upon Senior Securities

Not applicable.

Item	4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item	5. Other Information

Not applicable.

Item	6. Exhibits and Reports on Form 8-K

Exhibits:

(a)	The exhibits listed on the accompanying index to exhibits are filed or incorporated by reference (as stated therein) as part of this report on 10-Q.

Form 8-K:

(a)	Report on Form 8-K filed on February 7, 2003 regarding a preferred stock purchase right dividend.
(b)	Report on Form 8-K filed on April 24, 2003 furnishing the three months ended March 31, 2003 Earnings Press Release.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    May 13, 2003

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

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 45 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

Date:    May 13, 2003

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

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 45 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

Date:    May 13, 2003

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

10.11	Employment Letter from the Company to R. Andrew Eckert dated December 11, 2001 (incorporated by reference to Exhibit 10.23 to the Company’s 10-K filed on April 1, 2002).

10.12	Form of Officers Change in Control Agreement entered into by the Company (incorporated by reference to Exhibit 10.24 to the Company’s 10-K filed on April 1, 2002).

10.13	Employment Letter from the Company to Neil J. Laird dated August 2, 2002 (incorporated by reference to Exhibit 10.20 to the Company’s 10-Q filed on August 13, 2002).

10.14	Consulting Agreement dated August 14, 2002 between the Company and Robert A. Lauer (incorporated by reference to Exhibit 10.17 to the Company’s 10-Q filed on November 13, 2002).

10.15	Remarketing Agreement dated April 23, 2002 between the Company and Interwise, Inc. (incorporated by reference to Exhibit 10.18 to the Company’s 10-Q filed on November 13, 2002).

10.16

First Amendment of the Remarketing Agreement dated September 30, 2002 between the Company and Interwise, Inc. (incorporated by reference to Exhibit 10.19 to the Company’s 10-Q filed on November 13, 2002).

10.17	Rights Agreement dated January 28, 2003 by and between Docent, Inc. and Computershare Trust Company, Inc. (incorporated by reference to Exhibit 99.1 to the Company’s 8-K filed on February 7, 2003).

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.