Form 10-Q
period 2003-06-30
DOCENT INC
filed 2003-08-07
CIK 1043134

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Yes ☐ No ☒

As of July 31, 2003, the registrant had outstanding approximately 14,391,000 shares of Common Stock, $0.001 par value per share.

A copy of the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available for free on the Company’s website, www.docent.com, within 24 hours after such material is electronically filed with the Securities and Exchange Commission.

DOCENT, INC.

PART I

DOCENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2003	December 31, 2002 (1)
(in thousands)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$29,803	$36,968
Short term investments	5,988	3,974
Restricted cash	—	46
Accounts receivable, net	4,274	5,958
Prepaid expenses and other current assets	1,745	1,424

Total current assets	41,810	48,370
Property and equipment, net	2,626	3,118
Goodwill	760	760
Other intangible assets, net	1,137	1,577
Other assets	386	417

Total assets	$46,719	$54,242

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$782	$1,032
Accrued payroll and related liabilities	1,645	2,478
Accrued liabilities	1,679	2,970
Current portion of restructuring accrual	651	888
Deferred revenue	7,283	6,626
Current portion of capital lease obligations	—	99

Total current liabilities	12,040	14,093
Restructuring accrual	647	1,096
Capital lease obligations	—	45

Commitments and Contingencies

Stockholders’ equity:
Preferred stock	—	—
Common stock	14	14
Additional paid-in capital	231,567	231,331
Receivables from stockholders	(154)	(197)
Unearned stock-based compensation	(483)	(926)
Treasury stock, at cost	(3,263)	(3,058)
Accumulated deficit	(193,800)	(188,228)
Accumulated other comprehensive income	151	72

Total stockholders’ equity	34,032	39,008

Total liabilities and stockholders’ equity	$46,719	$54,242

(1)	Derived from the Company’s audited financial statements as of December 31, 2002.

The accompanying notes are an integral part of these financial statements.

DOCENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2003	2002	2003	2002
Revenue:
License	$3,120	$2,720	$6,704	$7,106
Services and maintenance	4,203	3,925	8,026	7,545

Total revenue	7,323	6,645	14,730	14,651

Cost of revenue:
Cost of license	348	385	708	796
Cost of services and maintenance	2,255	2,476	4,262	4,947

Total cost of revenue	2,603	2,861	4,970	5,743

Gross profit:
License	2,772	2,335	5,996	6,310
Services and maintenance	1,948	1,449	3,764	2,598

Total gross profit	4,720	3,784	9,760	8,908

Operating expenses:
Research and development	2,451	2,166	4,885	6,163
Sales and marketing	4,068	4,740	8,087	12,650
General and administrative	1,176	708	2,578	2,873
Restructuring charges (credits)	(327)	3,361	(327)	4,286

Total operating expenses	7,368	10,975	15,223	25,972

Loss from operations	(2,648)	(7,191)	(5,463)	(17,064)

Interest expense	(20)	(46)	(34)	(136)
Other income and (expense), net	(70)	197	(160)	50
Interest income	102	245	203	608

Loss before provision for income taxes	(2,636)	(6,795)	(5,454)	(16,542)
Provision for income taxes	101	46	118	94

Net loss	(2,737)	(6,841)	(5,572)	(16,636)

Net loss per share – basic and diluted	$(0.21)	$(0.49)	$(0.43)	$(1.18)

Weighted average common shares outstanding	13,020	14,099	13,026	14,068

The accompanying notes are an integral part of these financial statements.

DOCENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
(in thousands)	2003	2002
Cash flows from operating activities
Net loss	$(5,572)	$(16,636)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	821	1,080
Amortization of deferred interest expense	—	38
Amortization of intangible assets	440	719
Amortization of unearned stock-based compensation	553	(962)
Non-cash restructuring charges (credits)	(327)	209
Acceleration of stock option vesting	—	15
Issuance of options in exchange for services	24	—
Changes in operating assets and liabilities:
Accounts receivable, net	1,684	3,911
Prepaid expenses and other assets	(321)	1,126
Accounts payable	(250)	(697)
Accrued liabilities	(2,124)	(2,051)
Restructuring accrual	(359)	1,293
Deferred revenue	657	100

Net cash used in operating activities	(4,774)	(11,855)

Cash flows from investing activities
Purchases of property and equipment	(298)	(481)
Restricted cash	46	—
Sales of short term investments	20,035	38,844
Purchases of short term investments	(22,040)	(18,944)

Net cash provided by (used in) investing activities	(2,257)	19,419

Cash flows from financing activities
Proceeds from the employee stock purchase plan and exercises of common stock options and warrants, net	105	398
Proceeds from repayment of stockholder receivable	43	783
Repurchase of common stock	(207)	(428)
Repayments of capital lease obligations	(144)	(127)
Repayments of notes payable	—	(389)

Net cash provided by (used in) financing activities	(203)	237

Net increase (decrease) in cash and cash equivalents	(7,234)	7,801
Cash and cash equivalents, beginning of period	36,968	28,460
Effect of exchange rate change on cash and cash equivalents	69	(147)

Cash and cash equivalents, end of period	$29,803	$36,114

Supplemental disclosures of noncash investing and financing Activities
Equipment acquired under capital leases	$—	$27

Unearned stock-based compensation	$(22)	$(4,454)

Unrealized gain (loss) on available for sale investments	$(9)	$25

Adjustment to goodwill	$—	$140

The accompanying notes are an integral part of these financial statements.

DOCENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.    Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared by Docent, Inc. (the “Company”) in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, the interim consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the information required to be included. Operating results for the three and six-month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for any future periods, including the full fiscal year. Reference should also be made to the Annual Consolidated Financial Statements, Notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Certain prior period amounts have been reclassified to conform to the current period presentation, including the reclassification of developed technology amortization associated with the acquisition of gForce. For the three and six months ended June 30, 2003, $359,000 and $719,000, respectively, of amortization expense was reclassified from research and development expense to cost of license revenue. All share and per share data included in the condensed consolidated financial statements have been retroactively adjusted to reflect a one-for-three reverse split effective on October 22, 2002.

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

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net loss	$(2,737)	$(6,841)	$(5,572)	$(16,636)

Basic and diluted shares:
Weighted average common shares outstanding	13,047	14,190	13,061	14,180
Weighted average unvested common shares subject to repurchase	(27)	(91)	(35)	(112)

Weighted average shares used to compute basic and diluted net loss per share	13,020	14,099	13,026	14,068

Net loss per share – basic and diluted	$(0.21)	$(0.49)	$(0.43)	$(1.18)

DOCENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3.    Stock-Based Compensation

We account for our stock-based compensation plans under the intrinsic value method of accounting as defined by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations. According to APB 25, compensation expense is generally recognized only when options are granted with a discounted exercise price. However, the Company has provided below the disclosure called for under SFAS No. 123, Accounting for Stock-Based Compensation and SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. Had compensation cost for the Company’s stock-based compensation plan been determined based on the fair value at the grant dates for the awards under a method prescribed by SFAS No. 123, the Company’s net loss would have been increased to the pro forma amounts indicated below:

(in thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net loss, as reported	$(2,737)	$(6,841)	$(5,572)	$(16,636)
Add: stock-based compensation expense included in reported net loss, net of related tax effects	226	(2,200)	577	(947)
Deduct: total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(1,008)	3,250	(1,572)	(90)

Net loss, pro forma	$(3,519)	$(5,791)	$(6,567)	$(17,673)

Basic and diluted net loss per share, as reported	(0.21)	(0.49)	(0.43)	(1.18)

Basic and diluted net loss per share, pro forma	(0.27)	(0.41)	(0.50)	(1.26)

The Company calculated the value of stock-based awards on the date of grant using the Black-Scholes option pricing model with the assumptions in the following table:

	Option
	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Dividend yield	0%	0%	0%	0%
Volatility	0.95	0.95	0.95	0.95
Risk free interest rate	1.00%-2.50%	2.12%-4.16%	1.00%-2.72%	1.21%-4.69%
Expected lives of options	1-4 years	4 years	1-4 years	4 years
Weighted average fair value	$1.79	$3.63	$1.79	$5.36

	Employee Stock Purchase Plan
	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Dividend yield	0%	0%	0%	0%
Volatility	0.95	0.95	0.95	0.95
Risk free interest rate	.95%	1.85%	.95%	1.85%
Expected lives of options	6 months	6 months	6 months	6 months
Weighted average fair value	$0.99	$0.43	$0.99	$0.43

DOCENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4.    Comprehensive Loss

The components of comprehensive loss are net loss, foreign currency translation adjustments and unrealized gains and losses on available for sale investments. The total comprehensive loss was $2,694,000 for the three months ended June 30, 2003 and $6,959,000 for the three months ended June 30, 2002. The comprehensive loss was $5,493,000 for the six months ended June 30, 2003 and $16,758,000 for the six months ended June 30, 2002.

5.    Intangible Assets

Intangible assets arose from Docent’s acquisition of the business and assets of gForce Systems. The intangible assets are being amortized on a straight-line basis over periods ranging from fourteen to thirty-six months and consist of (in thousands):

	June 30, 2003			December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Developed technology	$568	$(568)	$—	$568	$(568)	$—
Core technology	2,493	(1,420)	1,073	2,493	(1,005)	1,488
Trade name	83	(83)	—	83	(83)	—
Patents	148	(84)	64	148	(59)	89

	$3,292	$(2,155)	$1,137	$3,292	$(1,715)	$1,577

The total estimated amortization expense related to intangible assets is provided in the table below (in thousands):

Fiscal Year
Remainder 2003	$440
2004	697

$1,137

6.    Restructuring Charge

In 2001 and 2002, the Company implemented restructuring programs to better align operating expenses with anticipated revenues.

During the third quarter of fiscal 2001, the Company recorded a restructuring charge that included $3.0 million in facility exit costs. During the fourth quarter of fiscal 2001, the Company adjusted these facility exit costs to increase the related charge by $112,000. The adjustment reflects the reduction of the estimated sublease income of a particular vacated facility.

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

Also during the second quarter of fiscal 2002, the Company increased its estimate of the total costs associated with the above restructuring activities and recorded an adjustment of $298,000. The adjustment reflects a reduction of the estimated sublease income of one vacated facility in the amount of $372,000, partially offset by a credit of $74,000 resulting from the settlement cost of another lease obligation for a sum less than the amount previously recorded.

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

During the second quarter of fiscal 2003, the Company recorded a $327,000 provision adjustment. The adjustment included $141,000 of other costs and $85,000 of employee severance, due to the finalization of payments associated with other costs and employee severance. The Company also recorded an adjustment of $101,000 related to a vacated facility associated with the above restructuring activities that was subleased during the quarter.

The following table depicts the restructuring activity during the six months ended June 30, 2003 (in thousands):

Category	Balance at Dec. 31, 2002	Provision Adjustment	Cash Expenditures	Balance at June 30, 2003
Vacated facilities	$1,719	$(101)	$(331)	$1,287
Employee severance	113	(85)	(28)	—
Other costs	152	(141)	—	11

Total	$1,984	$(327)	$(359)	$1,298

The remaining cash expenditures will be paid monthly over a period ending May 2005.

7.    Stockholder Rights Plan

On January 28, 2003, the Company’s Board of Directors authorized a stockholder rights plan. Under the plan, each holder of shares of the Company’s common stock as of the close of business on February 10, 2003 received a right to buy one one-hundredth of a share of the Company’s Series A preferred stock at an exercise price of $15.00, subject to adjustment, if a person or group were to acquire, or to announce the intention to acquire, 20% or more of the Company’s outstanding shares of common stock. The Company’s Board of Directors has designated 2,000,000 shares of preferred stock as Series A preferred stock in connection with the plan.

8.    Commitments and Contingencies

Purchase commitment

In September 2002, Docent entered into an agreement with a third party software company to resell that company’s product through April 2005. Under the agreement, Docent committed to purchase $1.0 million of the third party software company’s software and pay the third party software company $1.0 million over the first year of the agreement for the distributed software. If the Company fails to resell $1.0 million of the third party company’s software during the first year, the Company will pay the third party software company the remaining unsold balance due. The payment for the remaining unsold balance will be credited to future purchases over the life of the agreement. As of June 30, 2003, the Company had purchased $114,000 under this agreement.

DOCENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Legal contingencies

On May 31, 2002, IP Learn, LLC filed a patent infringement case against the Company in the United States District Court for the Northern District of California. In December 2002, IP Innovation, LLC filed a patent infringement case against the Company in the United States District Court for the Southern District of Texas. The Company believes that the patent infringement cases are without merit and intends to defend against them vigorously. However, if these third party claims for infringement and their patents are held to be valid, the Company may be required to license the patents on terms that may or may not be favorable or be forced to alter its website or its software product which is the subject of the patents, either of which results may adversely affect its results of operations.

Also, from time to time, the Company may become involved in litigation relating to claims arising from the Company’s ordinary course of business. The Company believes that there are no claims or actions pending or threatened against it, the ultimate disposition of which would have a material adverse effect on its financial condition or results of operations.

9.    Income Taxes

The Company incurred operating losses for all periods from inception through June 30, 2003, and therefore has not recorded a provision for U.S. federal income taxes. The Company recorded a provision for foreign and state income taxes of $101,000 for the three months ended June 30, 2003, and $118,000 for the six months ended June 30, 2003. The Company recorded a provision for foreign and state income taxes of $46,000 for the three months ended June 30, 2002, and $94,000 for the six months ended June 30, 2002. The Company has recorded a valuation allowance for the full amount of its net deferred tax assets.

10.    Related Party Transactions

In March 2000, the Company entered into an alliance agreement with Accenture, which was a stockholder of the Company and one of whose retired partners was a member of the Company’s Board of Directors until June 6, 2003. The alliance agreement provides for the resale of the Company’s software products and services by Accenture, the submission of joint proposals to potential clients where either the Company would be subcontracting the Company’s services to Accenture or Accenture would be subcontracting its services to the Company; the alliance agreement also provides for revenue sharing. The agreement terminates by its terms on March 31, 2005, with either party having the right to terminate the agreement before then without cause on 60 days’ notice.

From March 2000 to December 2002, Accenture’s holdings in the Company’s common stock on a fully diluted basis represented approximately 5.0% to 7.0% of the outstanding shares of the Company’s common stock. In December 2002, the Company believes that Accenture sold all of its Docent common stock and warrants.

During the six months ended June 30, 2002, the Company recognized $324,000 of revenue from Accenture as part of this resale arrangement. During the six months ended June 30, 2002, the Company recorded $306,000 as a reduction in revenues for amounts due to Accenture under the revenue sharing agreement with Accenture.

Concurrent with the alliance agreement, the Company entered into a consulting services agreement with Accenture pursuant to which the Company committed to purchase $2.0 million of consulting services from Accenture prior to April 1, 2003. As of June 30, 2003, the Company had only purchased $1.4 million of consulting services from Accenture. The Company did not record a liability associated with the remaining purchase commitment for this agreement as of June 30, 2003. If Accenture did request the remaining payments, Docent would use the additional services from Accenture and expense those services as they are provided.

DOCENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

11.    Recently issued accounting pronouncements

In November 2002, the EITF reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. Issue 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of Issue 00-21 will apply to revenue arrangements entered into after June 30, 2003. The Company does not believe that the adoption of Issue 00-21 will have a material effect on its consolidated financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. The Company did not create or acquire any new variable interest entities after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied beginning July 1, 2003. The Company does not believe that the adoption of this standard will have a material effect on its consolidated financial position or results of operations.

12.    Warranties and Indemnification

The Company generally provides to its customers a warranty for its software products and services for a period of 90 days, and accounts for its warranties under the FASB’s Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies.” The Company’s software products’ media are generally warranted to be free of defects in materials and workmanship under normal use and the products are also generally warranted to substantially perform as described in certain Company documentation. The Company’s services are generally warranted to be performed in a professional manner and to materially conform to the specifications set forth in a customer’s signed contract. In the event there is a failure of such warranties, the Company generally will correct or provide a reasonable work around or replacement product. The Company has not provided for a warranty accrual in any period presented. To date, the Company’s product warranty expense has not been significant.

The Company generally agrees to indemnify its customers against legal claims that the Company’s software products and professional services infringe certain third-party intellectual property rights and accounts for its indemnification obligations under FAS 5. In the event of such a claim, the Company is generally obligated to defend its customer against the claim and to either settle the claim at the Company’s expense or pay damages that the customer is legally required to pay to the third-party claimant. In addition, in the event of an infringement, the Company generally agrees to modify or replace the infringing product, or, if those options are not reasonably possible, in general, to refund the cost of the software paid to date upon the customers return of the software product. To date, the Company has not been required to make any payment resulting from infringement claims asserted against its customers. As such, the Company has not recorded a liability for infringement costs in any period presented.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and related Notes thereto contained elsewhere in this document. Operating results for the three and sixth months periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for any future periods, including the full fiscal year. Reference should also be made to the Annual Consolidated Financial Statements, Notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations and Risk Factors contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

This discussion contains forward-looking statements that involve risks and uncertainties. These statements relate to our future plans, objectives, expectations and intentions, and the assumptions underlying or relating to any of these statements. These statements may be identified by the use of words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “will” and similar expressions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could contribute to such differences include those discussed in this document, such as a significant decrease in our cash level, a material change in our operating losses and a failure to realize the anticipated cash savings from the three and six months ended June 30, 2002 restructuring programs. Except as required by law, we undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

We were incorporated in June 1997 to develop, market and sell eLearning products. We provide infrastructure software and related services that allow our customers to create, deploy and manage learning and knowledge exchange over the Internet.

Critical Accounting Policies and Estimates

General

Discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (GAAP). The preparation of these financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, we evaluate estimates based on historical experience and on various other assumptions that management believes to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions. We believe the following critical accounting policies involve our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements:

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

Allowance for Doubtful Accounts

We record allowances for estimated losses resulting from the inability of our customers to make required payments. We assess the credit worthiness of our customers based on multiple sources of information and analyze such factors as our historical bad debt experiences, industry and geographic concentrations of credit risk, economic trends and changes in customer payment terms. This assessment requires significant judgment. If the financial condition of our customers were to worsen, additional allowances may be required, resulting in future operating losses that are not included in the allowance for doubtful accounts at June 30, 2003.

Goodwill and Intangible Assets

We make judgments about the recoverability of goodwill and intangible assets whenever events or changes in circumstances indicate that an indication of impairment in the remaining value of the assets recorded on our balance sheet may exist. We test the impairment of goodwill annually or more frequently if indicators of impairment arise. In order to estimate the fair value of intangible assets, we make various assumptions about the future prospects for the business to which the asset relates and typically estimate future cash flows to be generated by these businesses. Based on these assumptions and estimates, we determine whether we need to take an impairment charge to reduce the value of the asset stated on our balance sheet to reflect its estimated fair value. Assumptions and estimates about future values and remaining useful lives are complex and often subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts. Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, different assumptions and estimates could materially impact our reported financial results. More conservative assumptions of the anticipated future benefits from these businesses would result in greater impairment charges, which would increase our net loss and result in lower asset values on our balance sheet. Conversely, less conservative assumptions would result in smaller impairment charges, lower net loss and higher asset values. We performed an annual review of our goodwill and intangible assets as of October 1, 2002 and no impairment charge was deemed necessary as of that date.

Restructuring

During fiscal years 2001 and 2002, we recorded significant accruals in connection with our restructuring programs. These accruals include estimates pertaining to the ability to sub-lease a facility in Mountain View, California. The actual costs have differed and may continue to differ from these estimates. These estimates will be reviewed and potentially revised on a quarterly basis and, to the extent that future vacancy rates and sublease rates vary adversely from those estimates, we may incur additional losses that are not included in the accrued facilities consolidation charge at June 30, 2003. Conversely, unanticipated improvements in vacancy rates or sublease rates, or termination settlements for less than our accrued amounts, may result in a reversal of a portion of the accrued balance and a benefit on our statement of operations in a future period. Such reversals would be reflected as a credit to restructuring charges.

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

Sources of Revenue and Revenue Recognition

We generate revenue from the sale of our products and services to enterprises, system integrators, reseller partners, and content providers. To date, we have generated our license and services revenue primarily from direct sales, and to a lesser extent from referral sales by our system integrators, to enterprise customers.

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

We do not record revenue on sales to customers whose ability to pay is in doubt at the time of sale. Rather, revenue is recognized from these customers as cash is collected. The determination of a customer’s ability to pay requires significant judgment. In this regard, Docent management will consider, among other things, the geographic location of the customer, the financial viability of the customer, and the past payment histories of the customer in assessing a customer’s ability to pay.

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

Many of our software contracts include consulting implementation services. Consulting revenues from these contracts are generally accounted for separately from the license revenues because the consulting arrangements qualify as “service transactions” as defined in SOP 97-2. The more significant factors considered in determining whether the revenue should be accounted for separately include the nature of services (i.e., consideration of whether the services are essential to the functionality of the licensed product), degree of risk, availability of services from other vendors, timing of payments and impact of milestones or acceptance criteria on the realizability of the software license fee. Revenues for consulting services are generally recognized as the services are performed. If there is a significant uncertainty about the project completion date or receipt of payment for the consulting services, revenue is deferred until the uncertainty is sufficiently resolved. We estimate the percentage of completion on contracts with fixed or “not to exceed” fees on a monthly basis utilizing hours incurred to date as a percentage of total estimated hours to complete the project. If we do not have a sufficient basis to measure progress towards completion, revenue is recognized when we receive final acceptance from the customer. When total cost estimates exceed revenues, we accrue for the estimated losses immediately based upon an average fully burdened daily rate applicable to the consulting organization delivering the services. The complexity of the estimation process and issues related to the assumptions, risks and uncertainties inherent with the application of the percentage of completion method of accounting affect the amounts of revenue and related expenses reported in our operating results. A number of internal and external factors can affect our estimates, including labor rates, utilization and efficiency variances and specification and testing requirement changes.

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

For perpetual license arrangements that include multiple elements, such as a product license, maintenance and support, hosting and professional services, we allocate revenue to all undelivered elements, usually maintenance and support, hosting and professional services, based on objective evidence of the fair value of those elements. Fair value is specific to us and represents the price for which we sell each element separately. Any amount remaining is allocated using the residual method to the delivered elements, generally only the product license, and recognized as revenue when the conditions discussed above are satisfied.

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

History of losses

We have incurred significant costs to develop our technology and products and to build our engineering, sales, marketing, professional services and administration departments. As a result, we have incurred significant losses since inception and, as of June 30, 2003, had an accumulated deficit of $193.8 million. We believe our success will depend on increasing our customer and partner base and continually enhancing our products. We expect to continue to incur operating losses at least through fiscal year 2003.

Results of Operations

Three and Six Months Ended June 30, 2003 and 2002

Revenue

Total revenue increased $678,000, from $6.6 million for the three months ended June 30, 2002 to $7.3 million for the three months ended June 30, 2003. Total revenue was $14.7 million for the six months ended June 30, 2002 and 2003. The increase in total revenue for the three months ended was June 30, 2003 was primarily attributable to an increase in Asia Pacific sales.

Total license revenue increased $400,000, from $2.7 million for the three months ended June 30, 2002 to $3.1 million for the three months ended June 30, 2003. Total license revenue decreased $402,000, from $7.1 million for the six months ended June 30, 2002 to $6.7 million for the six months ended June 30, 2003. The increase in license revenue for the three months ended June 30, 2003 was primarily attributable to an increase in Asia Pacific sales. The decrease in license revenue for the six months ended June 30, 2003 was primarily attributable to a decrease in average transaction size, which was partially offset by the increase in the number of deals.

Total service and maintenance revenue increased $278,000, from $3.9 million for the three months ended June 30, 2002 to $4.2 million for the three months ended June 30, 2003. Total service and maintenance revenue increased $481,000, from $7.5 million for the six months ended June 30, 2002 to $8.0 million for the six months ended June 30, 2003. The increases in service and maintenance revenue in the three and six month periods ended June 30, 2003 were primarily attributable to an increase in maintenance revenues from a larger installed base.

In the three months ended June 30, 2003, one customer accounted for 11% of the Company’s total revenues. In the three months ended June 30, 2002, no customer accounted for sales greater than 10% of the Company’s total revenues. In the six months ended June 30, 2003 and June 30, 2002, no customer accounted for sales greater than 10% of the Company’s total revenues.

Costs of revenue

Cost of license revenue decreased $37,000, from $385,000 for the three months ended June 30, 2002 to $348,000 for the three months ended June 30, 2003. Cost of license revenue decreased $88,000, from $796,000 for the six months ended June 30, 2002 to $708,000 for the six months ended June 30, 2003. Amortization of developed and core technology decreased $139,000, from $359,000 for the three months ended June 30, 2002 to $220,000 for the three months ended June 30, 2003. This decrease was partially offset by an increase in cost of resale products of $89,000, from $18,000 for the three months ended June 30, 2002 to $107,000 for the three months ended June 30, 2003.

Amortization of developed and core technology decreased $279,000, from $719,000 for the six months ended June 30, 2002 to $440,000 for the six months ended June 30, 2003. This decrease was partially offset by an increase in cost of resale products of $161,000, from $51,000 for the six months ended June 30, 2002 to $212,000 for the six months ended June 30, 2003.

Cost of service and maintenance revenue decreased $221,000, from $2.5 million for the three months ended June 30, 2002 to $2.3 million for the three months ended June 30, 2003. Cost of service and maintenance revenue decreased $685,000, from $4.9 million for the six months ended June 30, 2002, to $4.3 million for the six months ended June 30, 2003. The decreases in the cost of service and maintenance revenue were due to decreased personnel in our professional services organization, and a decrease in stock-based compensation.

Expenses relating to service and maintenance personnel decreased $126,000, from $1.5 million in the three months ended June 30, 2002 to $1.4 million in the three months ended June 30, 2003. Stock-based compensation decreased $57,000, from $77,000 in the three months ended June 30, 2002 to $20,000 in the three months ended June 30, 2003.

Expenses relating to service and maintenance personnel decreased $376,000, from $3.1 million in the six months ended June 30, 2002 to $2.7 million in the six months ended June 30, 2003. Stock-based compensation decreased $154,000, from $194,000 in the six months ended June 30, 2002 to $40,000 in the six months ended June 30, 2003.

Service and maintenance gross profit percentage increased from 37% gross profit for the three months ended June 30, 2002 to 46% gross profit for the three months ended June 30, 2003. Service and maintenance gross profit percentage increased from 34% gross loss for the six months ended June 30, 2002 to 47% gross profit for the six months ended June 30, 2003. The increases in service and maintenance gross profit percentage in the three and six month periods ended June 30, 2003 were primarily attributable to an increase in maintenance revenues from a larger installed base.

Operating expenses

Research and development expenses.    Research and development expenses increased $285,000, from $2.2 million for the three months ended June 30, 2002 to $2.5 million for the three months ended June 30, 2003. Research and development expenses decreased $1.3 million, from $6.2 million for the six months ended June 30, 2002 to $4.9 million for the six months ended June 30, 2003. The increase in expenses in the three month period was primarily attributable to increased stock-based compensation, partially offset by decreases in expenses related to research and development personnel and the number of external development consultants. The decrease in the six month period was primarily attributable to decreases in the number of external development consultants and research and development personnel, partially offset by an increase in stock-based compensation.

Stock-based compensation was a credit of $567,000 for the three months ended June 30, 2002 and an expense of $25,000 for the three months ended June 30, 2003. The increase in stock-based compensation expense of $592,000 was partially offset by a reduction in expenses relating to personnel of $176,000, from $2.6 million in the three months ended June 30, 2002 to $2.4 million in the three months ended June 30, 2003. Expenses relating to external consultants decreased $130,000, from $279,000 in the three months ended June 30, 2002 to $149,000 in the three months ended June 30, 2003.

Expenses relating to external development consultants decreased $1.0 million, from $1.5 million in the six months ended June 30, 2002 to $494,000 in the six months ended June 30, 2003. Expenses relating to research and development personnel decreased $737,000, from $5.2 million in the six months ended June 30, 2002 to $4.5 million in the six months ended June 30, 2003. This decrease was partially offset by stock-based compensation increasing $476,000, from $423,000 of credit in the six months ended June 30, 2002 to $53,000 in the six months ended June 30, 2003.

Sales and marketing expense.    Sales and marketing expenses decreased $672,000, from $4.7 million for the three months ended June 30, 2002 to $4.1 million for the three months ended June 30, 2003. Sales and marketing expenses decreased $4.6 million, from $12.7 million for the six months ended June 30, 2002 to $8.1 million for the six months ended June 30, 2003. The decreases in the three and six month periods were attributable to a decrease in the number of sales and marketing personnel. This decrease was partially offset by an increase in stock-based compensation for the three months ended June 30, 2003.

Expenses relating to sales and marketing personnel decreased $1.3 million, from $4.6 million in the three months ended June 30, 2002 to $3.3 million in the three months ended June 30, 2003. This decrease was partially offset by stock-based compensation increasing $717,000, from $629,000 of credit in the three months ended June 30, 2002 to $88,000 of expense in the three months ended June 30, 2003.

Expenses relating to sales and marketing personnel decreased $4.1 million, from $10.5 million in the six months ended June 30, 2002 to $6.4 million in the six months ended June 30, 2003.

General and administrative expense.    General and administrative expense increased $468,000, from $708,000 for the three months ended June 30, 2002 to $1.2 million for the three months ended June 30, 2003. General and administrative expense decreased $295,000, from $2.9 million for the six months ended June 30, 2002 to $2.6 million for the six months ended June 30, 2003. The increase in the three month period was primarily attributable to an increase in stock-based compensation, partially offset by a decrease in general and administrative personnel expenses. The decrease in the six month period was primarily attributable to a decrease in expenses related to general and administrative personnel, partially offset by an increase in stock-based compensation.

Stock-based compensation was a credit of $1.1 million for the three months ended June 30, 2002 and an expense of $93,000 in the three months ended June 30, 2003. The increase in stock-based compensation expense of $1.2 million was partially offset by expenses relating to personnel decreasing $589,000, from $1.3 million for the three months ended June 30, 2002 to $702,000 for the three months ended June 30, 2003.

Expenses relating to personnel decreased $1.2 million, from $2.6 million for the six months ended June 30, 2002 to $1.4 million for the six months ended June 30, 2003. Stock-based compensation increased $903,000, from $601,000 of credit in the six months ended June 30, 2002 to $302,000 in expense for the six months ended June 30, 2003.

Stock-based compensation.    Stock-based compensation expense relating to common stock, options and warrants was a $2.2 million credit for the three months ended June 30, 2002 and a $226,000 expense for the three months ended June 30, 2003. Stock-based compensation relating to common stock, options and warrants was a $947,000 credit for the six months ended June 30, 2002 and a $577,000 expense for the six months ended June 30, 2003.

Stock-based compensation is being expensed using an accelerated amortization method; thus more expenses were recorded early in the life of the options. The 2002 termination of certain Docent officers with unvested options, that had already been expensed under the accelerated method, created an overall stock-based compensation credit of $2.2 million for the three months ended June 30, 2002 and $947,000 of credit for the six months ended June 30, 2002.

Restructuring charge.    In 2001 and 2002, Docent implemented restructuring programs to better align operating expenses with anticipated revenues.

During the third quarter of fiscal 2001, Docent recorded a restructuring charge that included $3.0 million in facility exit costs. During the fourth quarter of fiscal 2001, Docent adjusted these facility exit costs to increase the related charge by $112,000. The adjustment reflects a reduction of the estimated sublease income of a particular vacated facility.

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

Also during the second quarter of fiscal 2002, Docent increased its estimate of the total costs associated with the above restructuring activities and recorded an adjustment of $298,000. The adjustment reflects a reduction of the estimated sublease income of one vacated facility of $372,000, partially offset a credit of $74,000 resulting from the settlement of another lease obligation for a sum less than the amount previously recorded.

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

During the second quarter of fiscal 2003, Docent recorded a $327,000 provision adjustment. The adjustment included $141,000 of other costs and $85,000 of employee severance, due to the finalization of payments associated with other costs and employee severance. Docent also recorded an adjustment of $101,000 related to a vacated facility associated with the above restructuring activities that was subleased during the quarter.

The restructuring programs described above saved Docent approximately $3.0 million of cash per quarter.

Interest expense, other income and expense, net, and interest income

Interest expense.    Interest expense decreased $26,000, from $46,000 for the three months ended June 30, 2002 to $20,000 for the three months ended June 30, 2003. Interest expense decreased $102,000, from $136,000 for the six months ended June 30, 2002 to $34,000 for the six months ended June 30, 2003. These decreases were attributable to lower capital lease and equipment loan balances.

Other income and expense, net.    Other income and expense, net, decreased $267,000, from $197,000 net income for the three months ended June 30, 2002 to $70,000 net expense for the three months ended June 30, 2003. Other income and expense, net, decreased $210,000, from $50,000 net income for the six months ended June 30, 2002 to $160,000 net expense for the six months ended June 30, 2003. These decreases were attributable to foreign exchange gains during 2002 compared to foreign exchange losses in 2003. Foreign exchange income decreased $268,000, from a gain of $261,000 recorded in the three months ended June 30, 2002 compared to a foreign exchange loss of $7,000 in the three months ended June 30, 2003. Foreign exchange income decreased $257,000, from a gain of $215,000 recorded in the six months ended June 30, 2002 compared to a foreign exchange loss of $42,000 for the six months ended June 30, 2003.

Interest income.    Interest income decreased $143,000, from $245,000 for the three months ended June 30, 2002 to $102,000 for the three months ended June 30, 2003. Interest income decreased $405,000, from $608,000 for the six months ended June 30, 2002 to $203,000 for the six months ended June 30, 2003. These decreases were the result of lower average cash and investments balances maintained by the Company, reflecting the use of cash to fund operations, and lower interest rates.

Provision for income taxes

We incurred operating losses for all periods from inception through June 30, 2003, and therefore have not recorded a provision for U.S. income taxes. We recorded a provision for foreign and state income taxes of $101,000 for the three months ended June 30, 2003, and $118,000 for the six months ended June 30, 2003. We recorded a provision for foreign and state income taxes of $46,000 for the three months ended June 30, 2002, and $94,000 for the six months ended June 30, 2002. We have recorded a valuation allowance for the full amount of our net deferred tax assets.

Realization of the deferred tax assets is dependent on future earnings, the timing and amount of which are uncertain. Accordingly, a valuation allowance, in an amount equal to the net deferred tax assets as of June 30, 2003, has been established to reflect these uncertainties.

Liquidity and Capital Resources

Since inception, we have funded our losses through the sale of equity securities, from which we raised net proceeds of $172.1 million through June 30, 2003, and the sale of our software. As of June 30, 2003, we had approximately $29.8 million of cash and cash equivalents and $6.0 million of short-term investments.

Cash used in operating activities was $4.8 million for the six months ended June 30, 2003, as compared to $11.9 million for the six months ended June 30, 2002. The cash used during these periods was attributable to net losses of $5.6 million for the six months ended June 30, 2003 and $16.6 million for the six months ended June 30, 2002. During the six months ended June 30, 2003, cash used to fund net losses was partially offset by a decrease in accounts receivable of $1.7 million. The decrease in accounts receivable is due to improved cash collections. During the six months ended June 30, 2002, cash used to fund net losses was partially offset by a decrease in accounts receivable of $3.9 million. The decrease in accounts receivable was due to improved cash collections and lower revenue levels.

Our investment in property and equipment, excluding equipment acquired under capital leases, was $298,000 in the six months ended June 30, 2003 and was $481,000 in the six months ended June 30, 2002. During the first six months of 2003, we sold $20.0 million of short term investments, offset by the purchase of $22.0 million of short term investments. During the first six months of 2002, we sold $38.8 million of short term investments, partially offset by the purchase of $18.9 million of short term investments.

Cash used in financing activities was $203,000 during the six months ended June 30, 2003, and cash provided by financing activities was $237,000 for the six months ended June 30, 2002. The cash used in financing activities in the first six months of 2003 resulted from the repurchase of common stock of $207,000 and the repayment of capital lease obligations of $144,000, partially offset by proceeds from common stock purchases under our employee stock purchase plan and exercises of common stock options and warrants of $105,000. The cash provided by financing activities in the first six months of 2002 resulted from the repayment of stockholder receivables totaling $783,000, partially offset by payments of notes payable and capital lease obligations of $516,000.

We expect that current cash and short-term investment balances and cash flow from operations will be sufficient to meet our working capital and other capital requirements for at least the next 12 months.

Related Party

In March 2000, we entered into an alliance agreement with Accenture, which was a stockholder of ours and one of whose retired partners was a member of our Board of Directors until June 6, 2003. The alliance agreement provides for the resale of our software products and services by Accenture, the submission of joint proposals to potential clients where either we would be subcontracting our services to Accenture or Accenture would be subcontracting its services to us; the alliance agreement also provides for revenue sharing. The agreement terminates by its terms on March 31, 2005, with either party having the right to terminate the agreement before then without cause on 60 days’ notice.

From March 2000 to December 2002, Accenture’s holdings in our common stock on a fully diluted basis represented approximately 5.0% to 7.0% of the outstanding shares of our common stock. In December 2002, we believe that Accenture sold all of its Docent common stock and warrants.

During the six months ended June 30, 2002, we recognized $324,000 of revenue from Accenture as part of this resale arrangement. During the six months ended June 30, 2002, we recorded $306,000 as a reduction in revenues for amounts due to Accenture under the revenue sharing agreement with Accenture.

Concurrent with the alliance agreement, we entered into a consulting services agreement with Accenture pursuant to which we committed to purchase $2.0 million of consulting services from Accenture prior to April 1, 2003. As of June 30, 2003, we had only purchased $1.4 million of consulting services from Accenture. We did not record a liability associated with the remaining purchase commitment for this agreement as of June 30, 2003. If Accenture did request the remaining payments, we would use the additional services from Accenture and expense those services as they are provided.

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

We have not been in business long enough to use our operating history as a reliable aid in predicting trends specific to our company, which limited history impairs our ability to make accurate business plans. Since the market for eLearning products is rapidly evolving, our operating history will be less relevant to future performance than the operating history of a company in an industry that is not subject to rapid change. In addition, since the market for eLearning products is new, we are limited in our ability to refer to industry trends as reliable predictors and to react to these trends. These limitations make it more difficult for us to anticipate the need for new products as the market for eLearning products changes, thus increasing our vulnerability to competition. As a result, we may either fail to increase, or suffer a decrease in, our market share, resulting in a decrease in our revenue.

We have a history of losses, expect future losses and may never achieve profitability.

We have experienced losses in each quarter since our inception and expect losses through at least the end of fiscal year 2003. We incurred net losses of $2.7 million for three months ended June 30, 2003, and $6.8 million for the three months ended June 30, 2002. We incurred net losses of $5.6 million for the six months ended June 30, 2003, and $16.6 million for the six months ended June 20, 2002. Our accumulated deficit as of June 30, 2003 was $193.8 million. We expect to derive substantially all of our revenue for the foreseeable future from the licensing of our Docent Learning Management Server and Docent Learning Content Management System, and providing related services. Over the longer term, we expect to derive revenue from new products such as Docent Live!, Docent Peak Performance, Docent Analytics, and Content, and services related to these offerings. In the future, we expect to continue to incur additional non-cash expenses relating to the amortization of deferred compensation and purchased intangible assets that will contribute to our net losses. As of June 30, 2003, we had an aggregate of $483,000 of deferred stock compensation and $1.1 million of purchased intangible assets remaining to be amortized. As a result of all of the foregoing, we expect to incur losses for the foreseeable future and will need to generate significantly higher revenue in order to achieve profitability. If we achieve profitability, we may not be able to sustain it.

Fluctuations in our quarterly revenue and other operating results may cause our stock price to decline.

We believe that quarter-to-quarter comparisons of our revenue and other operating results are not meaningful and should not be relied on as indicators of our future performance. As a consequence of quarterly revenue fluctuations, our financial results may fall short of the expectations of investors. If this occurs, the price of our common stock would likely decline. Our quarterly revenues are especially subject to fluctuations because they depend on the sale of a small number of relatively large orders. Furthermore, our quarterly revenue may be affected significantly by changes in revenue recognition policies and procedures based on changes to or new applicable accounting standards and how these standards are interpreted. As a result, our revenue and results of operations will likely vary significantly from quarter to quarter. These variances may cause our stock price to fluctuate.

Generally unfavorable economic conditions may cause our customers to reduce spending for new products and services, which would adversely affect our revenue.

The downturn in the economy has resulted in decreases in information technology spending in general. Our products and services require that our customers make a sizable initial investment in order to generate benefits from our products over time. Thus, in such an unfavorable economic environment, our enterprise customers have reduced and may further reduce the resources devoted to eLearning products and services, and in particular new products and services such as ours, before they cut back on other products and services, harming our revenue to a greater degree than the revenue of companies with different products and services.

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

International revenues accounted for approximately 24% of our total revenue for the three months ending June 30, 2003 and 29% of our total revenue for the six months ending June 30, 2003. We intend to expand our international presence in the future. Conducting business outside of the United States is subject to certain risks, including:

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

Currently, third parties have registered Docent or a variant as a trademark in the United States and in some other jurisdictions outside the United States for use with goods or services, which could be construed to overlap those offered by Docent. Although Docent is a registered trademark for Class 35 business services in the United States, we may not be able to register Docent as a trademark in some countries, including the United States, for use with other goods or services due to existing registrations of third parties. Although third parties have not initiated formal infringement proceedings or any other formal challenges to Docent’s use of the Docent trademark, any claims, with or without merit, could cause costly litigation that could consume significant management time. Docent has only two issued patent. Third parties alleging that Docent has infringed their patents have brought two patent infringement cases. These claims, which we believe to be without merit, and which we plan to vigorously defend, could be expensive and divert management attention from operating our company. If we become liable to third parties for infringement claims, we may be required to license the patents on terms that may or may not be favorable or we may be forced to alter our website or our software product which is the subject of the infringement claim, either of which may adversely affect our revenue.

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

Docent has only two issued patent. We seek to protect the source code for our software, documentation and other written materials under trade secret and copyright laws. We license our software pursuant to signed license or “shrink wrap” agreements, which impose restrictions on the licensee’s ability to use the software. Finally, we seek to avoid disclosure of our intellectual property by requiring employees and consultants with access to proprietary information to execute confidentiality agreements with us and by restricting access to our source code. Despite these precautions, third parties could copy or otherwise obtain and use our technology without authorization, or develop similar technology independently. Furthermore, effective protection of intellectual property rights is unavailable or limited in some foreign countries. Our protection of our intellectual property rights may not provide us with any legal remedy should our competitors independently develop similar technology, duplicate our products and services, or design around any intellectual property rights we hold.

We rely on third party software incorporated in certain of our products, and that we resell separately. Errors in this software or our inability to continue to license this software in the future would decrease our revenue and increase our costs.

Certain of our products incorporate third party software, and we expect to incorporate additional software as we broaden our product line and services. The operation of our products would be impaired if errors occur in the third party software that we incorporate, and we may incur additional costs to repair or replace the defective software. It may be difficult for us to correct any errors in third party software because the software is not within our control. Accordingly, our revenue would decrease and our costs would increase in the event of any errors in this software. Furthermore, it may be difficult for us to replace any third party software if a vendor seeks to terminate our license to the software. Intellectual property claims against these software products could adversely affect our revenue and increase our costs.

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

In addition to the above-stated risks, under Statement of Financial Accounting Standards No. 142 (SFAS 142) “Goodwill and Other Intangible Assets,” our goodwill is not amortized but is instead reviewed at least annually for impairment. We test goodwill for impairment using the two-step process prescribed in SFAS 142. The first step is a screen for potential impairment, while the second step measures the amount of impairment, if any. If the above-stated risks should occur or if general macroeconomic conditions deteriorate, affecting our business and operating results over the long-term, we could be required to record impairment charges related to goodwill, which could adversely affect our financial results.

If we need additional financing, we may not obtain the required financing on favorable terms and conditions, or at all.

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

Our disaster recovery plan does not include redundant back-up computer systems, and a disaster could severely damage our operations.

Our disaster recovery plan does not include redundant back-up computer systems at an alternate site. A disaster could severely harm our business because our computer systems could be interrupted for an indeterminate length of time. Our operations depend upon our ability to maintain and protect the computer systems needed for our day-to-day operations. A number of these computer systems are located on or near known earthquake fault zones. Although these systems are designed to be fault tolerant, they are vulnerable to damage from fire, floods, earthquakes, power loss, telecommunications failures and other events. Any damage to our facility could lead to interruptions in the services we provide to our customers and loss of customer information, and could substantially if not totally impair our ability to operate our business. The insurance we maintain may not be adequate to cover our losses resulting from disasters or other business interruptions.

Terrorism and the declaration of war by the United States against terrorism and other possible United States military actions may adversely affect our business.

The terrorist attacks that took place in the United States on September 11, 2001, the potential for future terrorist attacks in the United States, the declaration of war by the United States against terrorism, the military actions in Afghanistan and Iraq and other existing and possible United States military actions have created significant instability and uncertainty in the world which may continue to have a material adverse effect on world financial markets, including financial markets in the United States. In addition, such adverse political events may have an adverse impact on economic conditions in the United States. Unfavorable economic conditions in the United States may have an adverse effect on our business operations including, but not limited to, our ability to expand the market for our products, obtain financing as needed, enter into strategic relationships and effectively compete in the eLearning market.

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

We have a stockholder rights plan. Under the plan, each holder of a share of our common stock has received a right to buy one one-hundredth of a share of our Series A preferred stock at an exercise price of $15.00, subject to adjustment, if a person or group were to acquire, or to announce the intention to acquire, 20% or more of our outstanding shares of common stock. Under this plan, our Board of Directors has the ability to issue preferred stock that would significantly dilute the ownership of a hostile acquiror. Our Board of Directors has designated 2,000,000 shares of preferred stock as Series A preferred stock in connection with our stockholder rights plan.

In addition, Section 203 of the Delaware General Corporation Law limits business combination transactions with 15% stockholders that have not been approved by the issuer’s board of directors. These provisions and other similar provisions make it more difficult or impossible for a third party to acquire us without negotiation. These provisions may apply even if the offer may be considered beneficial by some stockholders.

Our Board of Directors could choose not to negotiate with an acquiror that it did not feel was in our strategic interests. If the acquiror was discouraged from offering to acquire us or prevented from successfully completing a hostile acquisition by the anti-takeover measures described above, our stockholders could lose the opportunity to sell their Docent shares at a favorable price.

ITEM 3    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market and Currency Risk

Our market and currency risk disclosure set forth in Item 7A of our annual report on Form 10-K for the year ended December 31, 2002 has not changed significantly.

ITEM 4    CONTROLS AND PROCEDURES

We carried out an evaluation required by Rule 13a-15(b) of the Exchange Act, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions, and there can be no assurance that any design will succeed in achieving its stated goals. During the most recent fiscal quarter, there has not occurred any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Changes in Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

At our annual meeting of stockholders, held on June 6, 2003, the following matters were submitted to a vote of the stockholders:

1)    Election of directors

Name	For	Withhold
Jack L. Acosta	11,818,084	170,082
Donald E. Fowler	11,818,084	170,082
Ali R. Kutay	11,818,084	170,082

After the June 6, 2003 Annual Stockholders’ Meeting, the following individuals were also directors of the Company: R. Andrew Eckert, Kevin G. Hall and David Mandelkern. Robert A. Lauer resigned as a director of the Company as of June 6, 2003. Jos C. Henkens was also a director until his death on July 8, 2003.

2)    Ratification of selection of Ernst & Young LLP as independent auditors for fiscal year ended December 31, 2003.

For	Against	Abstain
11,817,854	169,924	388

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits and Reports on Form 8-K

Exhibits:

(a)	The exhibits listed on the accompanying index to exhibits are filed or incorporated by reference (as stated therein) as part of this report on 10-Q.

Form 8-K:

(a)	Report on Form 8-K filed on April 24, 2003 furnishing the three months ended March 31, 2003 Earnings Press Release.

(b)	Report on Form 8-K/A filed on July 23, 2003 furnishing the three months ended June 30, 2003 Earnings Press Release.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 7, 2003

Docent, Inc. (Registrant)

BY:	/s/ R. ANDREW ECKERT
R. Andrew Eckert President, Chief Executive Officer and Director

BY:	/s/ NEIL J. LAIRD Neil J. Laird Sr. Vice President and Chief Financial Officer

EXHIBIT INDEX

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

3.1	Amended and restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s 10-Q filed on November 13, 2002).

3.2	Amended and restated Bylaws of the Company (incorporated by reference to Exhibit 3.3 to the Company’s registration statement on Form S-1 (File No. 333-34546)).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s registration statement on Form S-1 (File No. 333-34546)).

10.1	Company’s 1997 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (No. 333-34546)).

10.2	Company’s 2000 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (No. 333-34546)).

10.3	Company’s 2000 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (No. 333-34546)).

10.4	Form of Directors’ and Officers’ Indemnification Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (No. 333-34546)).

10.5	Master Consulting Services dated April 1, 2000 between the Company and Accenture (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (No. 333-34546)).

10.6	Master Alliance Agreement dated June 30, 2000 between the Company and Accenture (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (No. 333-34546)).

10.7	Lease Agreement dated September 22, 1999 by and between the Company and Limar Realty Corp. #17 (incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1 (No. 333-34546)).

10.8	Promissory Note from David Mandelkern to the Company (incorporated by reference to Exhibit 10.27 to the Company’s Registration Statement on Form S-1 (No. 333-34546)).

10.9	Stock Pledge Agreements dated July 9, 1997 by and between the Company and David Mandelkern (incorporated by reference to Exhibit 10.28 to the Company’s Registration Statement on Form S-1 (No. 333-34546)).

10.10	Employment Letter from the Company to R. Andrew Eckert dated December 11, 2001 (incorporated by reference to Exhibit 10.23 to the Company’s 10-K filed on April 1, 2002).

10.11	Form of Officers Change in Control Agreement entered into by the Company (incorporated by reference to Exhibit 10.24 to the Company’s 10-K filed on April 1, 2002).

10.12	Employment Letter from the Company to Neil J. Laird dated August 2, 2002 (incorporated by reference to Exhibit 10.20 to the Company’s 10-Q filed on August 13, 2002).

10.13	Consulting Agreement dated August 14, 2002 between the Company and Robert A. Lauer (incorporated by reference to Exhibit 10.17 to the Company’s 10-Q filed on November 13, 2002).

10.14	Remarketing Agreement dated April 23, 2002 between the Company and Interwise, Inc. (incorporated by reference to Exhibit 10.18 to the Company’s 10-Q filed on November 13, 2002).

10.15	First Amendment of the Remarketing Agreement dated September 30, 2002 between the Company and Interwise, Inc. (incorporated by reference to Exhibit 10.19 to the Company’s 10-Q filed on November 13, 2002).

10.16	Rights Agreement dated January 28, 2003 by and between Docent, Inc. and Computershare Trust Company, Inc. (incorporated by reference to Exhibit 99.1 to the Company’s 8-K filed on February 7, 2003).

31.1	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1	Certification Pursuant to 18 U.S.C. Section 1350.

32.2	Certification Pursuant to 18 U.S.C. Section 1350.