Form 10-Q
period 2003-09-30
DOCENT INC
filed 2003-11-04
CIK 1043134

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

As of October 31, 2003, the registrant had outstanding approximately 13,129,000 shares of Common Stock, $0.001 par value per share.

A copy of the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available for free on the Company’s website, www.docent.com, within 24 hours after such material is electronically filed with the Securities and Exchange Commission.

DOCENT, INC.

PART I

DOCENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)	September 30, 2003 (Unaudited)	December 31, 2002 (1)
Assets
Current assets:
Cash and cash equivalents	$30,890	$36,968
Short term investments	1,999	3,974
Restricted cash	—	46
Accounts receivable, net	6,356	5,958
Prepaid expenses and other current assets	1,508	1,424

Total current assets	40,753	48,370
Property and equipment, net	2,333	3,118
Goodwill	760	760
Other intangible assets, net	917	1,577
Other assets	404	417

Total assets	$45,167	$54,242

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,309	$1,032
Accrued payroll and related liabilities	1,900	2,478
Accrued liabilities	1,601	2,970
Current portion of restructuring accrual	671	888
Deferred revenue	7,639	6,626
Current portion of capital lease obligations	—	99

Total current liabilities	13,120	14,093
Restructuring accrual	532	1,096
Capital lease obligations	—	45

Commitments and Contingencies

Stockholders’ equity:
Preferred stock	—	—
Common stock	13	14
Additional paid-in capital	228,335	231,331
Receivables from stockholders	(154)	(197)
Unearned stock-based compensation	(301)	(926)
Treasury stock, at cost	—	(3,058)
Accumulated deficit	(196,456)	(188,228)
Accumulated other comprehensive income	78	72

Total stockholders’ equity	31,515	39,008

Total liabilities and stockholders’ equity	$45,167	$54,242

(1)	Derived from the Company’s audited financial statements as of December 31, 2002.

The accompanying notes are an integral part of these financial statements.

DOCENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2003	2002	2003	2002
Revenue:
License	$2,953	$2,496	$9,657	$9,602
Services and maintenance	4,091	3,560	12,117	11,105

Total revenue	7,044	6,056	21,774	20,707

Cost of revenue:
Cost of license	311	481	1,019	1,277
Cost of services and maintenance	1,882	1,987	6,144	6,934

Total cost of revenue	2,193	2,468	7,163	8,211

Gross profit:
License	2,642	2,015	8,638	8,325
Services and maintenance	2,209	1,573	5,973	4,171

Total gross profit	4,851	3,588	14,611	12,496

Operating expenses:
Research and development	2,484	2,536	7,369	8,699
Sales and marketing	4,075	4,571	12,162	17,222
General and administrative	1,045	1,479	3,623	4,351
Restructuring charges (credits)	—	(1,093)	(327)	3,193

Total operating expenses	7,604	7,493	22,827	33,465

Loss from operations	(2,753)	(3,905)	(8,216)	(20,969)
Interest expense	—	(6)	(34)	(142)
Other income and (expense), net	87	(189)	(73)	(139)
Interest income	87	215	291	823

Loss before provision for income taxes	(2,579)	(3,885)	(8,032)	(20,427)
Provision for income taxes	77	55	196	149

Net loss	(2,656)	(3,940)	(8,228)	(20,576)

Net loss per share – basic and diluted	$(0.20)	$(0.28)	$(0.63)	$(1.47)

Weighted average common shares outstanding	13,078	13,952	13,044	14,029

The accompanying notes are an integral part of these financial statements.

DOCENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2003	2002
Cash flows from operating activities
Net loss	$(8,228)	$(20,576)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,182	1,560
Amortization of deferred interest expense	—	38
Amortization of intangible assets	660	1,079
Amortization of unearned stock-based compensation	726	(545)
Non-cash restructuring charges (credits)	(327)	333
Acceleration of stock option vesting	—	15
Issuance of options in exchange for services	32	—
Changes in operating assets and liabilities:
Accounts receivable, net	(398)	4,858
Prepaid expenses and other assets	(101)	1,429
Accounts payable	277	(731)
Accrued liabilities	(1,947)	(1,120)
Restructuring accrual	(454)	(1,644)
Deferred revenue	1,013	(741)

Net cash used in operating activities	(7,565)	(16,045)

Cash flows from investing activities
Purchases of property and equipment	(367)	(592)
Restricted cash	46	(58)
Sales of short term investments	29,007	57,805
Purchases of short term investments	(27,028)	(30,901)

Net cash provided by investing activities	1,658	26,254

Cash flows from financing activities
Proceeds from the employee stock purchase plan and exercises of common stock options and warrants, net	135	413
Proceeds from repayment of stockholder receivable	43	783
Repurchase of common stock	(207)	(1,353)
Repayments of capital lease obligations	(144)	(165)
Repayments of notes payable	—	(389)

Net cash used in financing activities	(173)	(711)

Net increase (decrease) in cash and cash equivalents	(6,080)	9,498
Cash and cash equivalents, beginning of period	36,968	28,460
Effect of exchange rate change on cash and cash equivalents	2	(119)

Cash and cash equivalents, end of period	$30,890	$37,839

Supplemental disclosures of noncash investing and financing activities
Equipment acquired under capital leases	$—	$26

Unearned stock-based compensation	$(36)	$(4,547)

Unrealized gain (loss) on available for sale investments	$(4)	$14

Adjustment to goodwill	$—	$140

Retirement of treasury stock	$3,263	$—

The accompanying notes are an integral part of these financial statements.

DOCENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared by Docent, Inc. (the “Company”) in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, the interim consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the information required to be included. Operating results for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for any future periods, including the full fiscal year. Reference should also be made to the Annual Consolidated Financial Statements, Notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Certain prior period amounts have been reclassified to conform to the current period presentation, including the reclassification of developed technology amortization associated with the acquisition of gForce. For the three and nine months ended September 30, 2002, $359,000 and $1,078,000, respectively, of amortization expense was reclassified from research and development expense to cost of license revenue. All share and per share data included in the condensed consolidated financial statements have been retroactively adjusted to reflect a one-for-three reverse split effective on October 22, 2002.

2.	Net Loss Per Share

Basic and diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share excludes dilutive common equivalent shares since their effect is antidilutive. Dilutive common equivalent shares are comprised of common stock subject to repurchase rights and incremental shares of common stock issuable upon the exercise of stock options or warrants.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net loss	$(2,656)	$(3,940)	$(8,228)	$(20,576)

Basic and diluted shares:
Weighted average common shares outstanding	13,091	14,005	13,072	14,121
Weighted average unvested common shares subject to repurchase	(13)	(53)	(28)	(92)

Weighted average shares used to compute basic and diluted net loss per share	13,078	13,952	13,044	14,029

Net loss per share – basic and diluted	$(0.20)	$(0.28)	$(0.63)	$(1.47)

DOCENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3.	Stock-Based Compensation

The Company accounts for its stock-based compensation plans under the intrinsic value method of accounting as defined by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations. According to APB 25, compensation expense is generally recognized only when options are granted with a discounted exercise price. However, the Company has provided below the disclosure called for under SFAS No. 123, Accounting for Stock-Based Compensation and SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. Had compensation cost for the Company’s stock-based compensation plan been determined based on the fair value at the grant dates for the awards under a method prescribed by SFAS No. 123, the Company’s net loss would have been increased to the pro forma amounts indicated below:

(in thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net loss, as reported	$(2,656)	$(3,940)	$(8,228)	$(20,576)
Add: stock-based compensation expense included in reported net loss, net of related tax effects	181	417	758	(530)
Deduct: total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(721)	(1,408)	(2,293)	(1,319)

Net loss, pro forma	$(3,196)	$(4,931)	$(9,763)	$(22,425)

Basic and diluted net loss per share, as reported	(0.20)	(0.28)	(0.63)	(1.47)

Basic and diluted net loss per share, pro forma	(0.24)	(0.35)	(0.75)	(1.60)

The Company calculated the value of stock-based awards on the date of grant using the Black-Scholes option pricing model with the assumptions in the following table:

	Option
	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Dividend yield	0%	0%	0%	0%
Volatility	0.95	0.95	0.95	0.95
Risk free interest rate	2.99% -3.03%	1.74% -2.89%	1.00% - 3.03%	1.21% - 4.69%
Expected lives of options	4 years	4 years	4 years	1 – 4 years
Weighted average fair value	$2.16	$1.26	$1.81	$3.58

	Employee Stock Purchase Plan
	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Dividend yield	0%	0%	0%	0%
Volatility	0.4975	0.9500	0.5539	0.9835
Risk free interest rate	1.04%	1.48%	.95% - 1.04%	1.48% - 1.85%
Expected lives of options	6 months	6 months	6 months	6 months
Weighted average fair value	$0.92	$0.43	$0.96	$0.44

DOCENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4.	Comprehensive Loss

The components of comprehensive loss are net loss, foreign currency translation adjustments and unrealized gains and losses on available for sale investments. The total comprehensive loss was $2,729,000 for the three months ended September 30, 2003 and $3,923,000 for the three months ended September 30, 2002. The comprehensive loss was $8,222,000 for the nine months ended September 30, 2003 and $20,681,000 for the nine months ended September 30, 2002.

5.	Intangible Assets

Intangible assets arose from Docent’s acquisition of the business and assets of gForce Systems. The intangible assets are being amortized on a straight-line basis over thirty-six months and consist of (in thousands):

	September 30, 2003			December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Core technology	2,493	(1,628)	865	2,493	(1,005)	1,488
Patents	148	(96)	52	148	(59)	89

	$2,641	$(1,724)	$917	$2,641	$(1,064)	$1,577

The total estimated amortization expense related to intangible assets is provided in the table below (in thousands):

Fiscal Year
Remainder 2003	$220
2004	697

$917

6.	Restructuring Charge

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

During the second quarter of fiscal 2003, the Company recorded a $327,000 provision adjustment. The adjustment included $141,000 of other costs and $85,000 of employee severance, due to the finalization of payments associated with other costs and employee severance at lower amounts than previously estimated. The Company also recorded an adjustment of $101,000 related to a vacated facility associated with the above restructuring activities that was subleased during the quarter.

The following table depicts the restructuring activity during the nine months ended September 30, 2003 (in thousands):

Category	Balance at Dec. 31, 2002	Provision Adjustment	Cash Expenditures	Balance at Sept. 30, 2003
Vacated facilities	$1,719	$(101)	$(426)	$1,192
Employee severance	113	(85)	(28)	—
Other costs	152	(141)	—	11

Total	$1,984	$(327)	$(454)	$1,203

The remaining cash expenditures will be paid monthly over a period ending May 2005.

7.	Treasury Stock

During the three months ended September 30, 2003, the Company retired approximately 1,304,000 shares of previously issued, but not currently outstanding, common stock which had been acquired by the Company pursuant to its stock repurchase plan for $3.3 million. The retired shares have resumed the status of authorized and unissued shares of common stock. As of September 30, 2003, the Company had no issued Treasury Stock.

8.	Stockholder Rights Plan

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

DOCENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

9.	Commitments and Contingencies

Purchase commitment

In September 2002, the Company entered into an agreement with a third party software company to resell that company’s product through April 2005. Under the agreement, the Company committed to purchase $1.0 million of the third party software company’s software and pay the third party software company $1.0 million over the first year of the agreement for the distributed software. In September 2003, the Company amended the agreement to extend the $1.0 million commitment until April 2005. If the Company fails to resell $1.0 million of the third party company’s software by April 2005, the Company will pay the third party software company the remaining unsold balance due. As of September 30, 2003, the Company had purchased $114,000 under this agreement.

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

Also, from time to time, the Company may become involved in litigation relating to claims arising from the Company’s ordinary course of business. The Company believes that there are no claims or actions pending or threatened against it, disposition of which would have a material adverse effect on its financial condition or results of operations.

10.	Income Taxes

The Company incurred operating losses for all periods from inception through September 30, 2003, and therefore has not recorded a provision for U.S. federal income taxes. The Company recorded a provision for foreign and state income taxes of $77,000 for the three months ended September 30, 2003, and $196,000 for the nine months ended September 30, 2003. The Company recorded a provision for foreign and state income taxes of $55,000 for the three months ended September 30, 2002, and $149,000 for the nine months ended September 30, 2002. The Company has recorded a valuation allowance for the full amount of its net deferred tax assets.

11.	Related Party Transactions

In March 2000, the Company entered into an alliance agreement with Accenture, which at the time was a stockholder of the Company and one of whose retired partners was a member of the Company’s Board of Directors until June 6, 2003. The alliance agreement provides for the resale of the Company’s software products and services by Accenture, the submission of joint proposals to potential clients where either the Company would be subcontracting the Company’s services to Accenture or Accenture would be subcontracting its services to the Company; the alliance agreement also provides for revenue sharing. The agreement terminates by its terms on March 31, 2005, with either party having the right to terminate the agreement before then without cause on 60 days’ notice.

From March 2000 to December 2002, Accenture’s holdings in the Company’s common stock on a fully diluted basis represented approximately 5.0% to 7.0% of the outstanding shares of the Company’s common stock. In December 2002, the Company believes that Accenture sold all of its Docent common stock and warrants.

DOCENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

During the nine months ended September 30, 2002, the Company recognized $324,000 of revenue from Accenture as part of this resale arrangement. During the nine months ended September 30, 2002, the Company recorded $316,000 as a reduction in revenues for amounts due to Accenture under the revenue sharing agreement with Accenture.

Concurrent with the alliance agreement, the Company entered into a consulting services agreement with Accenture pursuant to which the Company committed to purchase $2.0 million of consulting services from Accenture prior to April 1, 2003. As of September 30, 2003, the Company had only purchased $1.4 million of consulting services from Accenture. The Company did not record a liability associated with the remaining purchase commitment for this agreement as of September 30, 2003. If Accenture requests the remaining payments, Docent would use the additional services from Accenture and expense those services as they are provided.

12.	Recently issued accounting pronouncements

In November 2002, the EITF reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. Issue 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of Issue 00-21 will apply to revenue arrangements entered into after June 30, 2003. The adoption of Issue 00-21 did not have a material effect on the Company’s consolidated financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. The Company did not create or acquire any new variable interest entities after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied beginning October 1, 2003. The Company does not believe that the adoption of this standard will have a material effect on its consolidated financial position or results of operations.

13.	Warranties and Indemnification

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

14.	Subsequent Event

On October 20, 2003, the Company entered into an Agreement and Plan of Reorganization with Click2learn, Inc. (“Click2learn”). Under terms of the Agreement and Plan of Reorganization, which has been approved by the board of directors of each company, Click2learn and the Company will each be acquired by a new corporate entity. Stockholders of Click2learn will receive .4144 shares of common stock in the new company for each common share of Click2learn held on the closing date, or approximately 52% of the total outstanding common stock of the new company, without taking into account the exercise of options prior to the closing date. Stockholders of the Company will receive .9525 shares of common stock in the new company for each common share of the Company held on the closing date, or approximately 48% of the total outstanding common stock of the new company, without taking into account the exercise of options prior to the closing date. Outstanding options and warrants will be converted into options and warrants for the purchase of shares in the new corporation in accordance with the same exchange ratios. The transaction is anticipated to be a tax-free reorganization and/or a tax-free exchange for United States tax purposes.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and related Notes thereto contained elsewhere in this document. Operating results for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for any future periods, including the full fiscal year. Reference should also be made to the Annual Consolidated Financial Statements, Notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations and Risk Factors contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

This discussion contains forward-looking statements that involve risks and uncertainties. These statements relate to our future plans, objectives, expectations and intentions, and the assumptions underlying or relating to any of these statements. These statements may be identified by the use of words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “will,” “would,” “should” and similar expressions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could contribute to such differences include those discussed in this document, such as a significant decrease in our cash level, a material change in our operating losses and a failure to realize the anticipated cash savings from the three and nine months ended September 30, 2002 restructuring programs. Except as required by law, we undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Allowance for Doubtful Accounts

We record allowances for estimated losses resulting from the inability of our customers to make required payments. We assess the credit worthiness of our customers based on multiple sources of information and analyze such factors as our historical bad debt experiences, industry and geographic concentrations of credit risk, economic trends and changes in customer payment terms. This assessment requires significant judgment. If the financial condition of our customers or any of the other factors we use to analyze credit worthiness were to worsen, additional allowances may be required, resulting in future operating losses that are not included in the allowance for doubtful accounts at September 30, 2003.

Goodwill and Intangible Assets

We make judgments about the recoverability of goodwill and intangible assets whenever events or changes in circumstances indicate that an indication of impairment in the remaining value of the assets recorded on our balance sheet may exist. We test the impairment of goodwill annually or more frequently if indicators of impairment arise. In order to estimate the fair value of intangible assets, we make various assumptions about the future prospects for the business to which the asset relates and typically estimate future cash flows to be generated by these businesses. Based on these assumptions and estimates, we determine whether we need to take an impairment charge to reduce the value of the asset stated on our balance sheet to reflect its estimated fair value. Assumptions and estimates about future values and remaining useful lives are complex and often subjective. They can be affected by a variety of factors, including external factors, such as industry and economic trends, and internal factors, such as changes in our business strategy and our internal forecasts. Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, different assumptions and estimates could materially impact our reported financial results. More conservative assumptions of the anticipated future benefits from these businesses would result in greater impairment charges, which would increase our net loss and result in lower asset values on our balance sheet. Conversely, less conservative assumptions would result in smaller impairment charges, lower net loss and higher asset values. The Company intends to perform an annual impairment test of our goodwill and intangible assets as of October 1, 2003.

Restructuring

During fiscal years 2001 and 2002, we recorded significant accruals in connection with our restructuring programs. These accruals include estimates pertaining to the ability to sub-lease a facility in Mountain View, California. The actual costs have differed and may continue to differ from these estimates. These estimates will be reviewed and potentially revised on a quarterly basis and, to the extent that future vacancy rates and sublease rates vary adversely from those estimates, we may incur additional losses that are not included in the accrued facilities consolidation charge at September 30, 2003. Conversely, unanticipated improvements in vacancy rates or sublease rates, or termination settlements for less than our accrued amounts, may result in a reversal of a portion of the accrued balance and a benefit on our statement of operations in a future period. Such reversals would be reflected as a credit to restructuring charges.

Allowance for Deferred Tax Assets

A valuation allowance is recorded to reduce all of the deferred tax assets to the amount that is more likely than not to be realized by us. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase reported income or reduce loss in the applicable period and increase stockholders’ equity on the balance sheet in the period such determination was made.

Sources of Revenue and Revenue Recognition

We generate revenue from the sale of our products and services to enterprises, systems integrators, reseller partners, and content providers. To date, we have generated our license and services revenue primarily from direct sales, and to a lesser extent from referral sales by our system integrators, to enterprise customers.

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

We generate revenue from our reseller partners who purchase our products and maintenance services, together with content from our content providers, and resell them to our reseller partners’ customers. To date, resellers have typically sold perpetual licenses of our software and annual maintenance agreements. They usually provide additional professional services themselves, but may also resell some of our professional services. Generally, they receive a discount from our list license prices. When they resell content from our content providers, our content providers would receive revenue that is included in the calculation of the royalties we are entitled to receive from our content providers as described above.

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

History of losses

We have incurred significant costs to develop our technology and products and to build our engineering, sales, marketing, professional services and administration departments. As a result, we have incurred significant losses since inception and, as of September 30, 2003, had an accumulated deficit of $196.5 million. We believe our success will depend on increasing our customer and partner base and continually enhancing our products. We expect to continue to incur operating losses at least through fiscal year 2003.

Results of Operations

Three and Nine Months Ended September 30, 2003 and 2002

Revenue

Total revenue increased $988,000, from $6.0 million for the three months ended September 30, 2002 to $7.0 million for the three months ended September 30, 2003. Total revenue increased $1.1 million, from $20.7 million for the nine months ended September 30, 2002 to $21.8 million for the nine months ended September 30, 2003. The increase in total revenue for the three months ended September 30, 2003 was primarily attributable to an increase in European sales and maintenance revenue from a larger installed base. The increase in total revenue for the nine months ended September 30, 2003 was primarily attributable to an increase in maintenance revenue.

Total license revenue increased $457,000, from $2.5 million for the three months ended September 30, 2002 to $3.0 million for the three months ended September 30, 2003. Total license revenue increased $55,000, from $9.6 million for the nine months ended September 30, 2002 to $9.7 million for the nine months ended September 30, 2003. The increase in license revenue for the three months ended September 30, 2003 was primarily attributable to an increase in European sales related to a significant customer sale in the three months ended September 30, 2003. License revenue was consistent for the nine months ended September 30, 2002 and 2003.

Total service and maintenance revenue increased $531,000, from $3.6 million for the three months ended September 30, 2002 to $4.1 million for the three months ended September 30, 2003. Total service and maintenance revenue increased $1.0 million, from $11.1 million for the nine months ended September 30, 2002 to $12.1 million for the nine months ended September 30, 2003. The increases in service and maintenance revenue in the three and nine month periods ended September 30, 2003 were primarily attributable to an increase in maintenance revenues from a larger installed base.

In the three months ended September 30, 2002 and 2003 and in the nine months ended September 30, 2002 and 2003, no customer accounted for sales greater than 10% of the Company’s total revenues.

Costs of revenue

Cost of license revenue decreased $170,000, from $481,000 for the three months ended September 30, 2002 to $311,000 for the three months ended September 30, 2003. Cost of license revenue decreased $258,000, from $1.3 million for the nine months ended September 30, 2002 to $1.0 million for the nine months ended September 30, 2003. The decrease in the three month period was primarily due to the decrease in amortization of developed and core technology. The decrease in the nine month period was primarily due to the decrease in amortization of developed and core technology, partially offset by an increase in cost of third-party products.

Amortization of developed and core technology decreased $140,000, from $360,000 for the three months ended September 30, 2002 to $220,000 for the three months ended September 30, 2003.

Amortization of developed and core technology decreased $419,000, from $1.1 million for the nine months ended September 30, 2002 to $660,000 for the nine months ended September 30, 2003. This decrease was partially offset by an increase in cost of third party products of $176,000, from $36,000 for the nine months ended September 30, 2002 to $212,000 for the nine months ended September 30, 2003.

Cost of service and maintenance revenue decreased $105,000, from $2.0 million for the three months ended September 30, 2002 to $1.9 million for the three months ended September 30, 2003. Cost of service and maintenance revenue decreased $790,000, from $6.9 million for the nine months ended September 30, 2002, to $6.1 million for the nine months ended September 30, 2003. The decrease in the three month period was primarily attributable to decreased personnel in our professional services organization, partially offset by an increase in expenses related to consultants. The decrease in the nine month period was attributable to decreased personnel in our professional services organization and a decrease in stock-based compensation. This was partially offset by an increase in expenses related to consultants.

Costs relating to service and maintenance personnel decreased $283,000, from $1.5 million for the three month period ended September 30, 2002 to $1.2 million for the three month period ended September 30, 2003. This was partially offset by an increase in expenses related to consultants of $192,000, from $495,000 in the three months ended September 30, 2002 to $687,000 in the three months ended September 30, 2003.

Costs relating to service and maintenance personnel decreased $603,000, from $4.7 million in the nine months ended September 30, 2002 to $4.1 million in the nine months ended September 30, 2003. Stock-based compensation decreased $178,000, from $233,000 in the nine months ended September 30, 2002 to $55,000 in the nine months ended September 30, 2003. This was partially offset by an increase in expenses related to consultants of $98,000, from $2.2 million in the nine months ended September 30, 2002 to $2.3 million in the nine months ended September 30, 2003.

Service and maintenance gross profit percentage increased from 44% gross profit for the three months ended September 30, 2002 to 54% gross profit for the three months ended September 30, 2003. Service and maintenance gross profit percentage increased from 38% gross loss for the nine months ended September 30, 2002 to 49% gross profit for the nine months ended September 30, 2003. The increases in service and maintenance gross profit percentage in the three and nine month periods ended September 30, 2003 were primarily attributable to an increase in maintenance revenues from a larger installed base.

Operating expenses

Research and development expenses. Research and development expenses were $2.5 million for the three months ended September 30, 2002 and 2003. Research and development expenses decreased $1.3 million, from $8.7 million for the nine months ended September 30, 2002 to $7.4 million for the nine months ended September 30, 2003. The decrease in the nine month period was primarily attributable to a decrease in the number of external development consultants. Expenses relating to external development consultants decreased $1.1 million, from $1.7 million in the nine months ended September 30, 2002 to $697,000 in the nine months ended September 30, 2003.

Sales and marketing expense. Sales and marketing expenses decreased $496,000, from $4.6 million for the three months ended September 30, 2002 to $4.1 million for the three months ended September 30, 2003. Sales and marketing expenses decreased $5.0 million, from $17.2 million for the nine months ended September 30, 2002 to $12.2 million for the nine months ended September 30, 2003. The decrease in the three month period was attributable to a decrease in marketing activities, including trade shows, promotional materials and public relations and to a decrease in stock-based compensation.

Expenses relating to marketing activities decreased $314,000, from $761,000 in the three month period ended September 30, 2002 to $447,000 in the three month period ended September 30, 2003. Stock-based compensation decreased $100,000, from $172,000 for the three months ended September 30, 2002 to $72,000 for the three months ended September 30, 2003.

Expenses relating to sales and marketing personnel decreased $4.5 million, from $14.4 million for the nine months ended September 30, 2002 to $9.9 million for the nine months ended September 30, 2003.

General and administrative expense. General and administrative expense decreased $434,000, from $1.5 million for the three months ended September 30, 2002 to $1.1 million for the three months ended September 30, 2003. General and administrative expense decreased $728,000, from $4.4 million for the nine months ended September 30, 2002 to $3.6 million for the nine months ended September 30, 2003. The decrease in the three month period was primarily attributable to a decrease in outside professional service fees, such as attorneys and accountants, general and administrative personnel expenses, and stock-based compensation. The decrease in the nine month period was primarily attributable to a decrease in expenses related to general and administrative personnel and to a decrease in outside professional service fees, such as attorneys and accountants, partially offset by an increase in stock-based compensation and consulting expense.

Expenses relating to outside professional service fees decreased $278,000, from $419,000 for the three month period ended September 30, 2002 to $141,000 for the three month period ended September 30, 2003. Expenses relating to personnel decreased $85,000, from $836,000 for the three months ended September 30, 2002 to $751,000 for the three months ended September 30, 2003. Stock-based compensation decreased $85,000, from $158,000 for the three months ended September 30, 2002 to $73,000 for the three months ended September 30, 2003

Expenses relating to personnel decreased $1.2 million, from $3.4 million for the nine months ended September 30, 2002 to $2.2 million for the nine months ended September 30, 2003. Expenses relating to outside professional services decreased $516,000, from $1.3 million for the nine months ended September 30, 2002 to $746,000 for the nine months ended September 30, 2003. Stock-based compensation increased $820,000, from $444,000 of credit in the nine months ended September 30, 2002 to $376,000 in expense for the nine months ended September 30, 2003. Consulting expense increased $203,000, from $147,000 for the nine month period ended September 30, 2002 to $350,000 for the nine month period ended September 30, 2003.

Stock-based compensation. Stock-based compensation expense relating to common stock, options and warrants was $417,000 for the three months ended September 30, 2002 and $181,000 for the three months ended September 30, 2003. Stock-based compensation relating to common stock, options and warrants was a $530,000 credit for the nine months ended September 30, 2002 and $758,000 expense for the nine months ended September 30, 2003.

Stock-based compensation is being expensed using an accelerated amortization method; thus, more expenses were recorded early in the life of the options. The 2002 termination of certain Docent officers with unvested options, that had already been expensed under the accelerated method, created an overall stock-based compensation credit of $530,000 for the nine months ended September 30, 2002.

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

Also during the second quarter of fiscal 2002, Docent increased its estimate of the total costs associated with the above restructuring activities and recorded an adjustment of $298,000. The adjustment reflects a reduction of the estimated sublease income of one vacated facility of $372,000, partially offset by a credit of $74,000 resulting from the settlement of another lease obligation for a sum less than the amount previously recorded.

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

During the second quarter of fiscal 2003, Docent recorded a $327,000 provision adjustment. The adjustment included $141,000 of other costs and $85,000 of employee severance, due to the finalization of payments associated with other costs and employee severance at lower amounts than previously estimated. Docent also recorded an adjustment of $101,000 related to a vacated facility associated with the above restructuring activities that was subleased during the quarter.

The restructuring programs described above have saved Docent approximately $3.0 million of cash per quarter.

Interest expense, other income and expense, net, and interest income

Interest expense. Interest expense was $6,000 for the three months ended September 30, 2002 and none for the three months ended September 30, 2003. Interest expense decreased $108,000, from $142,000 for the nine months ended September 30, 2002 to $34,000 for the nine months ended September 30, 2003. These decreases were attributable to paying off capital lease and equipment loan balances in the first half of 2003.

Other income and expense, net. Other income and expense, net, increased $276,000, from $189,000 net expense for the three months ended September 30, 2002 to $87,000 net income for the three months ended September 30, 2003. Other income and expense, net, decreased $66,000, from $139,000 net expense for the nine months ended September 30, 2002 to $73,000 net expense for the nine months ended September 30, 2003. These decreases were attributable to foreign exchange gains and losses during the different periods in 2002 and 2003. Foreign exchange income increased $175,000, from a loss of $88,000 recorded in the three months ended September 30, 2002 compared to a foreign exchange gain of $87,000 in the three months ended September 30, 2003. Foreign exchange income decreased $92,000, from a gain of $137,000 recorded in the nine months ended September 30, 2002 compared to a foreign exchange gain of $45,000 for the nine months ended September 30, 2003.

Interest income. Interest income decreased $128,000, from $215,000 for the three months ended September 30, 2002 to $87,0000 for the three months ended September 30, 2003. Interest income decreased $532,000, from $823,000 for the nine months ended September 30, 2002 to $291,000 for the nine months ended September 30, 2003. These decreases were the result of lower average cash and investments balances maintained by the Company, reflecting the use of cash to fund operations, and lower interest rates.

Provision for income taxes

We incurred operating losses for all periods from inception through September 30, 2003, and therefore have not recorded a provision for U.S. income taxes. We recorded a provision for foreign and state income taxes of $77,000 for the three months ended September 30, 2003, and $196,000 for the nine months ended September 30, 2003. We recorded a provision for foreign and state income taxes of $55,000 for the three months ended September 30, 2002, and $149,000 for the nine months ended September 30, 2002. We have recorded a valuation allowance for the full amount of our net deferred tax assets.

Realization of the deferred tax assets is dependent on future earnings, the timing and amount of which are uncertain. Accordingly, a valuation allowance, in an amount equal to the net deferred tax assets as of September 30, 2003, has been established to reflect these uncertainties.

Liquidity and Capital Resources

Since inception, we have funded our losses through the sale of equity securities, from which we raised net proceeds of $172.1 million through September 30, 2003, and the sale of our software. As of September 30, 2003, we had approximately $30.9 million of cash and cash equivalents and $2.0 million of short-term investments.

Cash used in operating activities was $7.6 million for the nine months ended September 30, 2003, as compared to $16.0 million for the nine months ended September 30, 2002. The cash used during these periods was attributable to net losses of $8.2 million for the nine months ended September 30, 2003 and $20.6 million for the nine months ended September 30, 2002. During the nine months ended September 30, 2002, cash used to fund net losses was partially offset by a decrease in accounts receivable of $4.9 million. The decrease in accounts receivable was due to improved cash collections and lower revenue levels.

Our investment in property and equipment, excluding equipment acquired under capital leases, was $367,000 in the nine months ended September 30, 2003 and was $592,000 in the nine months ended September 30, 2002. During the first nine months of 2003, we sold $29.0 million of short term investments, offset by the purchase of $27.0 million of short term investments. During the first nine months of 2002, we sold $57.8 million of short term investments, partially offset by the purchase of $30.9 million of short term investments.

Cash used in financing activities was $173,000 during the nine months ended September 30, 2003, and cash used in financing activities was $711,000 for the nine months ended September 30, 2002. The cash used in financing activities in the first nine months of 2003 resulted from the repurchase of common stock of $207,000 and the repayment of capital lease obligations of $144,000, partially offset by proceeds from common stock purchases under our employee stock purchase plan and exercises of common stock options and warrants of $135,000. The cash used in financing activities in the first nine months of 2002 resulted primarily from the purchase of $1.4 million of common stock, partially offset by $783,000 of proceeds from the repayment of stockholder’s receivable.

We expect that current cash and short-term investment balances and cash flow from operations will be sufficient to meet our working capital and other capital requirements for at least the next 12 months.

Related Party

In March 2000, we entered into an alliance agreement with Accenture, which at the time was a stockholder of ours and one of whose retired partners was a member of our Board of Directors until June 6, 2003. The alliance agreement provides for the resale of our software products and services by Accenture, the submission of joint proposals to potential clients where either we would be subcontracting our services to Accenture or Accenture would be subcontracting its services to us; the alliance agreement also provides for revenue sharing. The agreement terminates by its terms on March 31, 2005, with either party having the right to terminate the agreement before then without cause on 60 days’ notice.

From March 2000 to December 2002, Accenture’s holdings in our common stock on a fully diluted basis represented approximately 5.0% to 7.0% of the outstanding shares of our common stock. In December 2002, we believe that Accenture sold all of its Docent common stock and warrants.

During the nine months ended September 30, 2002, we recognized $324,000 of revenue from Accenture as part of this resale arrangement. During the nine months ended September 30, 2002, we recorded $316,000 as a reduction in revenues for amounts due to Accenture under the revenue sharing agreement with Accenture.

Concurrent with the alliance agreement, we entered into a consulting services agreement with Accenture pursuant to which we committed to purchase $2.0 million of consulting services from Accenture prior to April 1, 2003. As of September 30, 2003, we had only purchased $1.4 million of consulting services from Accenture. We did not record a liability associated with the remaining purchase commitment for this agreement as of September 30, 2003. If Accenture requests the remaining payments, we would use the additional services from Accenture and expense those services as they are provided.

Factors That May Impact Future Operating Results and Stock Price

Our business and results of operations are likely to be affected by our announced merger with Click2learn Inc.

On October 20, 2003, we entered into an agreement to merge with Click2learn. The announcement of the merger could have an adverse effect on our revenue in the near-term if customers delay, defer or cancel purchases pending consummation of the planned merger due to potential uncertainty about the direction of the combined company’s product offerings and its support and service of existing products. To the extent that our announcement of the merger creates uncertainty among customers such that one or more large customers, or a significant group of small customers, delays purchase decisions pending consummation of the planned merger, our results of operations could be negatively affected. Decreased revenue could have a variety of adverse effects, including negative consequences to our relationships with, and ongoing obligations to, customers, suppliers, business partners, and others with whom we have business relationships. In addition, our quarterly operating results and revenue could be substantially below the expectations of market analysts, which could cause a decline in our stock price.

We may suffer additional adverse consequences if the merger with Click2learn were not to be completed.

If the planned merger with Click2learn is not completed, we could suffer a number of consequences that may adversely affect our business, results of operations and stock price, including the following:

•	We would not realize the benefits we expect from becoming part of a combined company with Click2learn, including the potentially enhanced financial and competitive position;

•	Activities relating to the merger and related uncertainties may divert our management’s attention from our day-to-day business and cause disruptions among our employees and to our relationships with customers and business partners, thus detracting from our ability to grow revenue and minimize costs and possibly leading to a loss of revenue and market position that we may not be able to regain if the transaction does not occur;

•	The market price of our common stock could decline following an announcement that the merger has been abandoned, to the extent that the current market price reflects a market assumption that the merger will be completed;

•	We could be required to pay Click2learn a $2.5 million termination fee if the merger agreement is terminated under certain specified conditions;

•	We would remain liable for our costs related to the transaction, such as legal and accounting fees and a portion of the investment banking fees;

•	We may not be able to continue our present level of operations and therefore may have to scale back our present level of business and consider additional reductions in force; and

•	We may not be able to take advantage of alternative business opportunities or effectively respond to competitive pressures.

In connection with the proposed merger, we and Click2learn expect to file a joint proxy statement/prospectus with the Securities and Exchange Commission. The joint proxy statement/prospectus will be mailed to all holders of our stock and will contain important information about us, Click2learn and the proposed merger, risks relating to the merger and the combined company, and related matters. We urge all of our stockholders to read the joint proxy statement/prospectus when it becomes available.

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

We have experienced losses in each quarter since our inception and expect losses through at least the end of fiscal year 2003. We incurred net losses of $2.7 million for three months ended September 30, 2003, and $3.9 million for the three months ended September 30, 2002. We incurred net losses of $8.2 million for the nine months ended September 30, 2003, and net losses of $20.6 million for the nine months ended September 20, 2002. Our accumulated deficit as of September 30, 2003 was $196.5 million. We expect to derive substantially all of our revenue for the foreseeable future from the licensing of our Docent Learning Management Server and Docent Learning Content Management System, and providing related services. Over the longer term, we expect to derive revenue from new products such as Docent Live!, Docent Peak Performance, Docent Analytics, and Content, and services related to these offerings. In the future, we expect to continue to incur additional non-cash expenses relating to the amortization of deferred compensation and purchased intangible assets that will contribute to our net losses. As of September 30, 2003, we had an aggregate of $301,000 of deferred stock compensation and $917,000 of purchased intangible assets remaining to be amortized. As a result of all of the foregoing, we expect to incur losses for the foreseeable future and will need to generate significantly higher revenue in order to achieve profitability. If we achieve profitability, we may not be able to sustain it.

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

Our revenue could decrease and our costs could increase if we fail to adequately integrate with Click2learn or any other acquired businesses.

As part of our overall business strategy, we continually evaluate and may pursue acquisitions of, or mergers with, complementary businesses or technologies that would provide additional product or service offerings, additional industry expertise or an expanded geographic presence. We may not be able to locate attractive opportunities or acquire any we locate on favorable terms. If we do acquire technologies, products or businesses, including any as a result of the pending merger with Click2learn, or we form alliances with companies requiring technology investments or revenue commitments, we will face a number of risks to our business. The risks we may encounter include the potential for unknown liabilities of the acquired or combined business, potentially dilutive issuances of equity securities and the incurrence of debt. In addition, we may face difficulty in assimilating the acquired operations and employees or combining the product and service offerings of the constituent companies in any combination, managing product co-development activities with our alliance partners, retaining the key employees of the acquired or combined business, successfully integrating the acquired or combined technology and operations into our business and maintaining uniform standards, controls, policies and procedures. We may also lack the experience to enter into the new product or technology markets made available by new acquisitions, combinations or alliances. Failure to manage these alliance activities effectively and to integrate entities or assets that we acquire could adversely affect our operating results or financial condition.

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

International revenues accounted for approximately 28% of our total revenue for the three months ending September 30, 2003 and 28% of our total revenue for the nine months ending September 30, 2003. We intend to expand our international presence in the future. Conducting business outside of the United States is subject to certain risks, including:

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

If any of our major system integrators and business outsource providers changes the focus of its business or fails to comply with the terms of its agreements with us, our revenue will be harmed.

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

Currently, third parties have registered Docent or a variant thereof as a trademark in the United States and in some other jurisdictions outside the United States for use with goods or services, which could be construed to overlap those offered by Docent. Although Docent is a registered trademark for Class 35 business services in the United States, we may not be able to register Docent as a trademark in some countries, including the United States, for use with other goods or services due to existing registrations of third parties. Although third parties have not initiated formal infringement proceedings or any other formal challenges to Docent’s use of the Docent trademark, any claims, with or without merit, could cause costly litigation that could consume significant management time. Docent has only two issued patents. Third parties alleging that Docent has infringed their patents have brought two patent infringement cases. These claims, which we believe to be without merit, and which we plan to vigorously defend. We may incur significant legal fees defending these claims, and they might divert management attention from operating our company. If we become liable to third parties for infringement claims, we may be required to license the patents on terms that may or may not be favorable or we may be forced to alter our website or our software product which is the subject of the infringement claim, either of which may adversely affect our revenue.

We may not be able to adequately protect our intellectual property, and our competitors may be able to offer similar products and services that would harm our competitive position.

Our success and ability to effectively compete is dependent on our ability to develop and maintain the proprietary aspects of our technology and operate without infringing on the intellectual property rights of others. We rely on a combination of trademark, trade secret and copyright law and contractual restrictions to protect the proprietary aspects of our technology. These legal protections afford only limited protection for our technology. Docent has only two issued patents. We seek to protect the source code for our software, documentation and other written materials under trade secret and copyright laws. We license our software pursuant to signed license or “shrink wrap” agreements, which impose restrictions on the licensee’s ability to use the software. Finally, we seek to avoid disclosure of our intellectual property by requiring employees and consultants with access to proprietary information to execute confidentiality agreements with us and by restricting access to our source code. Despite these precautions, third parties could copy or otherwise obtain and use our technology without authorization, or develop similar technology independently. Furthermore, effective protection of intellectual property rights is unavailable or limited in some foreign countries. Our protection of our intellectual property rights may not provide us with any legal remedy should our competitors independently develop similar technology, duplicate our products and services, or design around any intellectual property rights we hold.

We rely on third party software incorporated in certain of our products. Errors in this software or our inability to continue to license this software in the future would decrease our revenue and increase our costs.

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

On May 31, 2002, IP Learn, LLC filed a patent infringement case against Docent in the United States District Court for the Northern District of California. In December 2002, IP Innovation, LLC filed a patent infringement case against Docent in the United States District Court for the Southern District of Texas. Docent believes that the patent infringement cases are without merit and intends to defend against them vigorously. However, if these third party claims for infringement and their patents are valid, we may be required to license the patents on terms that may or may not be favorable or be forced to alter our website or our software product which is the subject of the patents, either of which results may adversely affect our results of operations.

Also, from time to time, we may become involved in litigation relating to claims arising from our ordinary course of business. We believe that there are no claims or actions pending or threatened against us, disposition of which would have a material adverse effect on our financial condition or results of operations.

Item 2.	Changes in Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits and Reports on Form 8-K

Exhibits:

(a)	The exhibits listed on the accompanying index to exhibits are filed or incorporated by reference (as stated therein) as part of this report on 10-Q.

Form 8-K:

(a)	Report on Form 8-K/A filed on July 24, 2003 furnishing the three months ended June 30, 2003 Earnings Press Release.

(b)	Report on Form 8-K filed on October 20, 2003 furnishing the Agreement and Plan of Reorganization by and among Docent, Inc., Click2learn, Inc., Hockey Merger Corporation, Devil Acquisition Corporation and Canuck Acquisition Corporation.

(c)	Report on Form 8-K filed on October 21, 2003 furnishing the three months ended September 30, 2003 Earnings Press Release

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 4, 2003

Docent, Inc. (Registrant)

BY:	/s/ R. ANDREW ECKERT

R. Andrew Eckert President, Chief Executive Officer and Director

BY:	/s/ NEIL J. LAIRD

Neil J. Laird Sr. Vice President and Chief Financial Officer

EXHIBIT INDEX

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

3.1	Amended and restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s 10-Q filed on November 13, 2002).

3.2	Amended and restated Bylaws of the Company (incorporated by reference to Exhibit 3.3 to the Company’s registration statement on Form S-1 (File No. 333-34546)).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s registration statement on Form S-1 (File No. 333-34546)).

10.1	Company’s 1997 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (No. 333-34546)).

10.2	Company’s 2000 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (No. 333-34546)).

10.3	Company’s 2000 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (No. 333-34546)).

10.4	Form of Directors’ and Officers’ Indemnification Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (No. 333-34546)).

10.5	Master Consulting Services dated April 1, 2000 between the Company and Accenture (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (No. 333-34546)).

10.6	Master Alliance Agreement dated June 30, 2000 between the Company and Accenture (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (No. 333-34546)).

10.7	Lease Agreement dated September 22, 1999 by and between the Company and Limar Realty Corp. #17 (incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1 (No. 333-34546)).

10.8	Promissory Note from David Mandelkern to the Company (incorporated by reference to Exhibit 10.27 to the Company’s Registration Statement on Form S-1 (No. 333-34546)).

10.9	Stock Pledge Agreements dated July 9, 1997 by and between the Company and David Mandelkern (incorporated by reference to Exhibit 10.28 to the Company’s Registration Statement on Form S-1 (No. 333-34546)).

10.10	Employment Letter from the Company to R. Andrew Eckert dated December 11, 2001 (incorporated by reference to Exhibit 10.23 to the Company’s 10-K filed on April 1, 2002).

10.11	Form of Officers Change in Control Agreement entered into by the Company (incorporated by reference to Exhibit 10.24 to the Company’s 10-K filed on April 1, 2002).

10.12	Employment Letter from the Company to Neil J. Laird dated August 2, 2002 (incorporated by reference to Exhibit 10.20 to the Company’s 10-Q filed on August 13, 2002).

10.13	Consulting Agreement dated August 14, 2002 between the Company and Robert A. Lauer (incorporated by reference to Exhibit 10.17 to the Company’s 10-Q filed on November 13, 2002).

10.14	Remarketing Agreement dated April 23, 2002 between the Company and Interwise, Inc. (incorporated by reference to Exhibit 10.18 to the Company’s 10-Q filed on November 13, 2002).

10.15	First Amendment of the Remarketing Agreement dated September 30, 2002 between the Company and Interwise, Inc. (incorporated by reference to Exhibit 10.19 to the Company’s 10-Q filed on November 13, 2002).

10.16	Rights Agreement dated January 28, 2003 by and between Docent, Inc. and Computershare Trust Company, Inc. (incorporated by reference to Exhibit 99.1 to the Company’s 8-K filed on February 7, 2003).

10.17	Agreement and Plan of Reorganization dated as of October 20, 2003, by and among Docent, Inc., Click2learn, Inc., Hockey Merger Corporation, Devil Acquisition Corporation and Canuck Acquisition Corporation. (incorporated by reference to Exhibit 2.1 to the Company’s 8-K filed on October 21, 2003).

10.18	Amendment to Rights Agreement dated October 20, 2003 by and between Docent, Inc. and Computershare Trust Company, Inc. (incorporated by reference to Exhibit 4.2 to the Company’s 8-K filed on October 23, 2003).

10.19	Second Amendment of the Remarketing Agreement dated March 31, 2003 between the Company and Interwise, Inc.

*10.20	Third Amendment of the Remarketing Agreement dated June 25, 2003 between the Company and Interwise, Inc.

*10.21	Fourth Amendment of the Remarketing Agreement dated September 30, 2003 between the Company and Interwise, Inc.

31.1	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1	Certification Pursuant to 18 U.S.C. Section 1350.

32.2	Certification Pursuant to 18 U.S.C. Section 1350.

*	Confidential treatment has been requested with respect to portions of this exhibit.