Form 10-K/A
period 2002-12-31
DOCENT INC
filed 2004-02-10
CIK 1043134

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Portions of the Registrant’s Proxy Statement for the annual meeting of stockholders to be held on June 6, 2003 are incorporated by reference in Part III of this Annual Report on Form 10-K

Explanatory Note

We are filing this Amendment No. 1 to our Annual Report on Form 10-K in response to comments received by us from the Staff of the Securities and Exchange Commission. Unless otherwise stated, all information contained in the amendment is as of March 25, 2003, the filing date of our original Annual Report on Form 10-K for the fiscal year ended December 31, 2002. This amendment does not change the previously reported financial statements.

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

Hosting

We rely on third-party Internet service providers to host the Docent Enterprise Suite for customers who desire to have these solutions hosted, as Docent does not directly provide hosted services. We also rely on third-party communications service providers for the high-speed connections that link our and our Internet service providers’ Web servers and office systems to the Internet.

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

Competition

Docent competes in the e-learning suites market that refers to providers of collections, or suites, of software products that are customizable to provide tailored solutions for business learning. Docent also competes in a subsector of this market called learning management systems, which refers to the systems that help businesses manage and track training programs, content and users. The market for our products and services is highly competitive and subject to rapid change. Leading market research firms such as Gartner, META Group and International Data Corporation each track dozens of vendors, and are all predicting vendor consolidation over the next several years.

It has been estimated that the US market for learning management systems exceeded $300 million in 2002. Given the fragmented market and the large number of vendors it is likely that no single vendor exceeded 15% of the total, and based on this estimate of the market size, we believe that Docent holds approximately 7% market share based on its 2002 revenues of $21 million.

We encounter competition from a variety of sources that can be classified as follows:

•	“Best of breed” learning management system vendors who focus exclusively on learning management platforms, such as Thinq, Plateau and Pathlore.

•	eLearning suite vendors who provide learning management systems and other eLearning offerings such as synchronous web collaboration products, learning content management systems, and performance management applications, including SABA and Click2Learn.

•	Enterprise application software vendors who are extending their ERP, CRM, and HRMS offerings with learning management and content development products. This includes Peoplesoft, Oracle, SAP and Siebel Systems.

•	Customer in-house development programs.

•	eLearning application service providers who provide subscription-based internet learning applications and content.

We believe that competitive differentiation is influenced by the following factors:

•	Size and success of installed base customers

•	Customer satisfaction

•	Breadth of product line capabilities

•	Vendor financial viability

•	Interoperability with diverse range of third party content and technologies

•	System scalability, measured in terms of number of concurrent users, response times, courses, domains, and other variables

•	Total cost of ownership

•	Ability to integrate with other enterprise applications commonly deployed in global 2000 and government customers

•	Support for prevailing technology standards and Web architectures

•	Pricing

•	Geographic coverage and channels

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

Currently, third parties have registered Docent or a variant as a trademark in the United States and in some other jurisdictions outside the United States for use with goods or services, which could be construed to overlap those offered by Docent. Although these third parties have not initiated formal infringement proceedings or any other formal challenges to Docent’s use of the Docent trademark, any claims, with or without merit, could cause costly litigation that could consume significant management time. Although Docent is a registered trademark for Class 35 business services in the United States, we may not be able to register Docent as a trademark in some countries, including the United States, for use with other goods or services due to existing registrations of third parties. As a result, we may choose not to use Docent as a trademark in one or more of these countries in connection with some of our products or services. In addition to our federal trademark registration for DOCENT in connection with business services in International Class 35, the USPTO has allowed Docent’s application to register the mark DOCENT PEAK PERFORMANCE in connection with business software in International Class 9.

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

ITEM 3.    LEGAL PROCEEDINGS

On May 31, 2002, IP Learn, LLC filed a patent infringement case against Docent in the United States District Court for the Northern District of California. IP Learn alleged 5 patent infringement claims related to online learning against Docent and several other major manufacturers of online learning software. In December 2002, IP Innovation, LLC filed a patent infringement case against Docent in the United States District Court for the Southern District of Texas. IP Innovation asserted a claim against Docent and seven other defendants regarding a computer graphics patent asserting that the patent covers the use of HTML (Hypertext Markup Language) in graphics software used in a computer system. Neither of these patent cases has stated any specific demands for monetary damages. Docent believes that the patent infringement cases are without merit and intends to defend against them vigorously. However, if these third party claims for infringement and their patents are valid, we may be required to license the patents on terms that may or may not be favorable or be forced to alter our website or our software product which is the subject of the patents, either of which results may adversely affect our revenue.

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

License revenue decreased $2.0 million, from $15.3 million in 2001 to $13.3 million in 2002. Total license revenue in 2001 increased $10.2 million, from $5.1 million for 2000. The decrease in license revenue from 2001 to 2002 was primarily due to a $2.3 million decrease in new customer business referred from our reseller partners. Revenue from reseller partners decreased from $5.4 million in 2001 to $3.1 million in 2002. The 15% decrease in license revenue from 2001 to 2002 comprised of a decrease in the average price per seat of 20%, partially offset by increased number of seats sold of 5%. The change in pricing was the result of customers expecting Docent to provide additional functionality, products and licenses within fixed budgets.

The increase in license revenue, from 2000 to 2001 was attributable to new customers, business referred from our reseller partners, and repeat business with existing customers. License revenue from new customers increased $6.0 million, from $3.2 million in 2000 to $9.2 million in 2001. License revenue referred from our reseller partners increased $3.6 million, from $1.8 million in 2000 to $5.4 million in 2001. License revenue from repeat business with existing customers increased $623,000, from $89,000 in 2000 to $712,000 in 2001. These increases were due to the growth in the market for elearning software.

Service and maintenance revenue increased $826,000, from $13.7 million in 2001 to $14.5 million in 2002. Total service and maintenance revenue increased $7.8 million, from $5.9 million in 2000. The increase in service revenue from 2001 to 2002 was primarily attributable to the cumulative effect of renewals of annual maintenance and hosting agreements, partially offset by a decrease in consulting revenue. Consulting revenues decreased as our product matured and implementation times decreased. Revenue from maintenance agreements increased $2.2 million, from $3.0 million in 2001 to $5.2 million in 2002. Revenue from hosting agreements increased $1.3 million, from $990,000 in 2001 to $2.3 million in 2002. Revenue from consulting services decreased $2.8 million, from $8.8 million in 2001 to $6.0 million in 2002. Price changes in service and maintenance revenue had no material effect to revenue from 2001 to 2002.

The increase in service revenue from 2000 to 2001 was attributable to an increased number of new customers for consulting services, the cumulative effect of renewals of annual maintenance, repeat consulting business with existing customers, and consulting for our reseller partners. Consulting service revenue from new customers increased $3.6 million, from $3.6 million in 2000 to $7.2 million in 2001. Maintenance revenue increased $2.4 million, from $560,000 in 2000 to $3.0 million in 2001. Consulting service revenue from repeat business with existing customers increased $1.0 million from $490,000 in 2000 to $1.5 million in 2001. Consulting service revenue for our reseller partners increased $768,000, from $1.2 million in 2000 to $2.0 million in 2001. These increases were due to the growth in the market for elearning software.

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

License gross profit percentage decreased 10% from 97% for 2001 to 87% for 2002, and decreased 2% in 2001 from 99% in 2000. The decline in each year is the result of the cost of amortized developed and core technology from the gForce acquisition.

Service and maintenance gross profit (loss) percentage increased 41% from (1%) for 2001 to 40% for 2002. The increase is due a 15% gross margin improvement related to increased billable utilization of employee consultants, a 15% gross margin improvement related to a decrease in costs for third party implementation service partners and hosting services, and a 11% gross margin improvement related to an increase in lower costing maintenance revenue.

Service and maintenance gross loss percentage increased 55% in 2001, from a (56%) gross loss for 2000. The increase is due a 37% gross margin improvement related to increased billable utilization of employee consultants, and a 10% gross margin improvement related to a decrease in costs for third party implementation service partners and hosting services.

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

Docent continued to increase spending in 2002 on external development consultants and research and development personnel to improve upon existing core products and develop new products, thus continuing to invest in potential future revenue streams. As a result of this investment, Docent released version 6.0 of its product suite in June 2002 and version 6.5 in December 2002. These releases provided customers with enhanced features, particularly in the areas of blended learning and compliance and better integration of the individual modules including the products acquired as part of the gForce acquisition at the end of 2001.

The increase from 2000 to 2001 was primarily attributable to increases in the number of research and development personnel. Expenses relating to research and development personnel in 2001 increased $4.6 million, from $4.5 million in 2000.

Docent added these personnel to improve upon existing products and develop new products, thus continuing to invest in potential future revenue streams. In 2001 two new versions of the product suite (4.8 and 5.0) were released. These provided enhancements to the learning content management system, domains and e-commerce functionality.

To date, all software development costs have been expensed in the period incurred.

Sales and marketing.    Sales and marketing expenses decreased $25.7 million, from $47.2 million in 2001 to $21.5 million in 2002. Sales and marketing expenses in 2001 decreased $3.8 million, from $51.0 million in 2000. The decrease in sales and marketing expenses in 2002 was due to a decrease in the number of employees and sales offices, and a decrease in stock-based compensation. Expenses related to sales and marketing personnel decreased $18.3 million, from $36.3 million in 2001 to $18.0 million in 2002. Stock-based compensation decreased $4.4 million, from $4.6 million in 2001 to $202,000 in 2002. These decreases occurred as a result of the various restructuring programs implemented by the company to better align expenses with revenue in response to the ongoing difficult market conditions experienced by the company.

The decrease in sales and marketing expense from 2000 to 2001 was attributable to a decrease in stock-base compensation partially offset by an increase in the number of employees and sales offices. Stock-based compensation in 2001 decreased $15.0 million, from $19.6 million in 2000. Expenses related to sales and marketing personnel in 2001 increased $11.1 million from $25.2 million in 2000. All of this increase occurred in the first half of 2001 as a result of the company’s continued investment in additional sales and marketing personnel in response to the growth in revenue and management’s belief that this growth would continue. As a result of restructuring programs implemented by the company during the third and fourth quarters of 2001 in response to the slowdown in revenue growth, there was no increase in the expense related to sales and marketing personnel in the second half of 2001 compared to the second half of 2000.

General and administrative.    General and administrative expenses decreased $7.1 million, from $13.0 million in 2001 to $5.9 million in 2002. General and administrative expenses in 2001 increased $1.9 million, from $11.1 million in 2000. The decrease in 2002 was primarily attributable to decreases in stock-based compensation and expenses relating to general and administrative personnel compensation. Stock-based compensation decreased $4.7 million, from $4.4 million of expense in 2001 to a credit of $298,000 in 2002. Expenses relating to general and administrative personnel decreased $1.9 million, from $5.5 million in 2001 to $3.6 million in 2002. These decreases occurred as a result of the restructuring programs implemented by the company to better align expenses with revenue in response to the ongoing difficult market conditions experienced by the company.

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

Cash savings from the 2001 restructuring program saved an estimated $8.7 million in cash during 2002. Management expects the 2001 and 2002 restructuring programs combined will save Docent approximately $20.9 million per year of cash going forward. The following table summarizes the annual estimated cash savings from the 2002 and 2001 restructuring programs (in thousands):

	2002	2001	Total
Reductions in employees	$9,852	$8,695	$18,547
Vacated facilities	2,304	—	2,304

	$12,156	$8,695	$20,851

Stock-based compensation.    In connection with the issuance of common stock and the granting of stock options and warrants to our employees and non-employees, we recorded deferred stock-based compensation totaling approximately $54.2 million. Stock-based compensation credit, net, relating to the common stock, options and warrants was $193,000 for 2002 and an expense of $11.2 million for 2001, and $27.0 million for

2000. As of December 31, 2002, we had an aggregate of $926,000 of deferred stock-based compensation remaining to be amortized. The credit in stock-based compensation resulted from using a graded amortization method over the vesting period of generally four years. The graded amortization method records more expense early in the life of the options. The 2002 termination of certain Docent officers with unvested options, which had already been expensed under the graded method resulted in a $2.2 million credit to stock based compensation that was netted against $2.0 million of amortization expense.

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

Interest expense, other expense, net and interest income

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

Cash used in operating activities was $18.8 million in 2002, $46.8 million in 2001, and $33.1 million in 2000. The cash used during these periods was primarily attributable to net losses of $23.8 million in 2002, $60.9 million during 2001, and $64.7 million during 2000. In 2002, cash used to fund net losses was partially offset by a decrease in accounts receivable of $4.0 million. The decrease in accounts receivable is due to improved cash collections of $2.8 million and lower total revenue of $1.2 million.

In 2001 and 2000, the net losses included non-cash compensation charges related to various types of grants of our stock to employees and non-employees. Total expenses in relation to these grants were $11.4 million in 2001 and $27.0 million in 2000. Non-cash compensation charges in 2001 consisted of $11.2 million related to the amortization of unearned stock-based compensation, and $198,000 related to the acceleration of stock option vesting in connection with the termination of certain employees. Non-cash compensation charges in 2000 consisted of $12.9 million related to the issuance of convertible preferred stock and common stock warrants in exchange for services, $12.3 million related to the amortization of unearned stock-based compensation, $1.1 million related to the issuance of common stock in exchange for services, and $655,000 related to the issuance of options in exchange for services.

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

January 28, 2003.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of

    Docent, Inc.:

In our opinion, the accompanying consolidated statements of operations, of convertible preferred stock and stockholders’ equity (deficit) and of cash flows for the year ended December 31, 2000 present fairly, in all material respects, the results of operations and cash flows of Docent Inc. for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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

Contingencies

On May 31, 2002, IP Learn, LLC filed a patent infringement case against Docent in the United States District Court for the Northern District of California. IP Learn alleged 5 patent infringement claims related to online learning against Docent and several other major manufacturers of online learning software. In December 2002, IP Innovation, LLC filed a patent infringement case against Docent in the United States District Court for the Southern District of Texas. IP Innovation asserted a claim against Docent and seven other defendants regarding a computer graphics patent asserting that the patent covers the use of HTML (Hypertext Markup Language) in graphics software used in a computer system. Neither of these patent cases has stated any specific demands for monetary damages. Docent believes that the patent infringement cases are without merit and intends to defend against them vigorously. However, if these third party claims for infringement and their patents are valid, we may be required to license the patents on terms that may or may not be favorable or be forced to alter our website or our software product which is the subject of the patents, either of which results may adversely affect our revenue.

Also, from time to time, the Company may become involved in litigation relating to claims arising from the Company’s ordinary course of business. The Company believes that there are no claims or actions pending or threatened against them, the ultimate disposition of which would have a material adverse effect on it.

DOCENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.    Receivables from Stockholders

Mr. David Mandelkern, a member of the Board of Directors, an Executive Vice President, Chief Technology Officer and co-founder of the Company, is currently indebted to the Company for a total of three outstanding loans.

The Company provided Mr. Mandelkern a loan for $97,000 in conjunction with Mr. Mandelkern’s purchase of 325,000 shares of common stock of the Company in June 1997. The loan is evidenced by a non-recourse note from Mr. Mandelkern to the Company with a twenty year term and an interest rate of 6%. As of December 31, 2002, the full $97,000 was outstanding.

The Company provided Mr. Mandelkern a second loan for $50,000 in conjunction with Mr. Mandelkern’s purchase of 16,667 shares of common stock of the Company in August 2000. The loan is evidenced by a full recourse note from Mr. Mandelkern to the Company with an interest rate of 6.62%. As of December 31, 2002, the full $50,000 was outstanding.

The Company provided Mr. Mandelkern a third loan for $50,000 in conjunction with Mr. Mandelkern’s purchase of 16,667 shares of common stock of the Company in August 2000. The loan is evidenced by a full recourse note from Mr. Mandelkern to the Company with an interest rate of 6.62%. As of December 31, 2002, the full $50,000 was outstanding.

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

DOCENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

DOCENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company calculated the value of stock-based awards on the date of grant using the Black-Scholes option pricing model with the assumptions in the following table:

	Option			Employee Stock Purchase Plan
	Year Ended December 31,			Year Ended December 31,
	2002	2001	2000	2002	2001	2000
Dividend yield	0%	0%	0%	0%	0%	—
Volatility	.95	.95	.75	.95	.95	—
Risk free interest rate	1.21%- 4.26%	4.9%	4.54%- 5.63%	1.20%-1.85%	4.9%	—
Expected lives of options	4 years	4 years	4 years	6 months	6 months	—
Weighted average fair value	$3.48	$8.55	$21.36	$0.53	$6.39	—

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

Section 16(A) Beneficial Ownership Reporting Compliance

Based solely upon our review of Forms 3 and 4, as amended, filed during our fiscal year 2002, and of Forms 5 filed, as amended, filed with respect to 2002, no officer, director, or beneficial owner of more than ten percent of any class of securities failed to file on a timely basis.

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

In addition to a Change in Control Agreement, Docent also has a severance agreement dated June 27, 1997 with Mr. Mandelkern, pursuant to which Docent will provide severance benefits of six months salary and health benefits if Mr. Mandelkern’s employment is involuntarily terminated. The severance agreement also provides that Docent shall forgive that portion of Mr. Mandelkern’s loans that were incurred for his purchase of shares of Docent stock that are vested on the date of termination.

Mr. Mandelkern, a member of the Board of Directors, an Executive Vice President, Chief Technology Officer and co-founder of the Company, is currently indebted to the Company for a total of three outstanding loans. The Company provided Mr. Mandelkern a loan for $97,000 in conjunction with Mr. Mandelkern’s purchase of 325,000 shares of common stock of the Company in June 1997. The loan is evidenced by a non-recourse note from Mr. Mandelkern to the Company with a twenty year term and an interest rate of 6%. As of December 31, 2002, the full $97,000 was outstanding. The Company provided Mr. Mandelkern a second loan for $50,000 in conjunction with Mr. Mandelkern’s purchase of 16,667 shares of common stock of the Company in August 2000. The loan is evidenced by a full recourse note from Mr. Mandelkern to the Company with an interest rate of 6.62%. As of December 31, 2002, the full $50,000 was outstanding. The Company provided Mr. Mandelkern a third loan for $50,000 in conjunction with Mr. Mandelkern’s purchase of 16,667 shares of common stock of the Company in August 2000. The loan is evidenced by a full recourse note from Mr. Mandelkern to the Company with an interest rate of 6.62%. As of December 31, 2002, the full $50,000 was outstanding.

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

(3)  Exhibits.    The exhibits are included listed under Item 14 (c) or, as indicated by the footnote, incorporated by reference into this report.

(b)	Reports on 8-K. The following reports on form 8-K are included or incorporated by reference into this report:

Report on Form 8-K filed on February 7, 2003, with the preferred stock rights agreement.

(c)    Exhibit Index:

Exhibit #	Exhibit Name
3.1	Amended and restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s 10-Q filed on November 13, 2002).

3.2	Amended and restated Bylaws of the Company (incorporated by reference to Exhibit 3.3 to the Company’s registration statement on Form S-1 (File No. 333-34546)).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s registration statement on Form S-1 (File No. 333-34546)).

4.2	Amended and Restated Investor Rights Agreement, dated August 29, 2000 (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2000).

10.1	Company’s 1997 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (No. 333-34546)).

10.2	Company’s 2000 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (No. 333-34546)).

10.3	Company’s 2000 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (No. 333-34546)).

10.4	Form of Directors’ and Officers’ Indemnification Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (No. 333-34546)).

10.5	Integrator Reseller Agreement dated January 7, 2000 by and between the Company and Hewlett-Packard Company, as amended July 31, 2000 (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (No. 333-34546)).

10.6	Master Consulting Services dated April 1, 2000 between the Company and Accenture (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (No. 333-34546)).

10.7	Master Alliance Agreement dated June 30, 2000 between the Company and Accenture (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (No. 333-34546)).

10.8	Lease Agreement dated September 22, 1999 by and between the Company and Limar Realty Corp. #17 (incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1 (No. 333-34546)).

Exhibit #	Exhibit Name

10.9	Promissory Note from David Mandelkern to the Company (incorporated by reference to Exhibit 10.27 to the Company’s Registration Statement on Form S-1 (No. 333-34546)).

10.10	Stock Pledge Agreements dated July 9, 1997 by and between the Company and David Mandelkern (incorporated by reference to Exhibit 10.28 to the Company’s Registration Statement on Form S-1 (No. 333-34546)).

10.11	Employment Letter from the Company to R. Andrew Eckert dated December 11, 2001 (incorporated by reference to Exhibit 10.23 to the Company’s 10-K filed on April 1, 2002).

10.12	Form of Officers Change in Control Agreement entered into by the Company (incorporated by reference to Exhibit 10.24 to the Company’s 10-K filed on April 1, 2002).

10.13	Employment Letter from the Company to Neil J. Laird dated August 2, 2002 (incorporated by reference to Exhibit 10.20 to the Company’s 10-Q filed on August 13, 2002).

10.14	Consulting Agreement dated August 14, 2002 between the Company and Robert A. Lauer. (incorporated by reference to Exhibit 10.17 to the Company’s 10-Q filed on November 13, 2002).

10.15	Remarketing Agreement dated April 23, 2002 between the Company and Interwise, Inc. (incorporated by reference to Exhibit 10.18 to the Company’s 10-Q filed on November 13, 2002).

10.16	First Amendment of the Remarketing Agreement dated September 30, 2002 between the Company and Interwise, Inc. (incorporated by reference to Exhibit 10.19 to the Company’s 10-Q filed on November 13, 2002).

10.17	Rights Agreement dated January 28, 2003 by and between Docent, Inc. and Computershare Trust Company, Inc. (incorporated by reference to Exhibit 99.1 to the Company’s 8-K filed on February 7, 2003).

10.18	Agreement and Plan of Merger dated October 2, 2001 between the Company and gForce Systems, Inc., Giants Acquisition, Inc. and Foundation Capital III, L.P. as shareholders’ agent.

10.19	Amendment No. 1 to Agreement and Plan of Merger dated October 16, 2001 between the Company and gForce Systems, Inc. and Giants Acquisition, Inc.

21	Subsidiaries of the Company

23.1	Consent of Ernst & Young LLP, Independent Auditors

23.2	Consent of PricewaterhouseCoopers LLP, Independent accountants

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to the Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:   February 10, 2004

DOCENT, INC. (Registrant)

By:	/s/ NEIL J. LAIRD
Neil J. Laird Sr. Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to the Report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ R. ANDREW ECKERT R. Andrew Eckert	President, Chief Executive Officer and Director (Principal Executive Officer)	February 10, 2004

/s/ DAVID MANDELKERN David Mandelkern	Executive Vice President, Chief Technology Officer and Director	February 10, 2004

/s/ DONALD E. FOWLER Donald E. Fowler	Director

/s/ KEVIN G. HALL Kevin G. Hall	Director	February 10, 2004

/s/ ALI KUTAY Ali Kutay	Director	February 10, 2004

/s/ JACK ACOSTA Jack Acosta	Director	February 10, 2004

CERTIFICATIONS

I, R. Andrew Eckert, certify that:

1.	I have reviewed this annual report on Form 10-K, as amended by Amendment No. 1, of Docent, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   February 10, 2004

By:	/s/ R. ANDREW ECKERT
R. Andrew Eckert President, Chief Executive Officer and Director

I, Neil J. Laird, certify that:

1.	I have reviewed this annual report on Form 10-K, as amended by Amendment No. 1, of Docent, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

Date:   February 10, 2004

By:	/s/ NEIL J. LAIRD
Neil J. Laird Sr. Vice President and Chief Financial Officer