Form 10-Q/A
period 2003-03-31
DOCENT INC
filed 2004-02-10
CIK 1043134

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q in response to comments received by us from the Staff of the Securities and Exchange Commission. Unless otherwise stated, all information contained in the amendment is as of May 13, 2003, the filing date of our original Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2003. This amendment does not change previously reported financial statements.

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

(In thousands)

	Three Months Ended March 31,
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

2.    Stock-Based Compensation

We account for our stock-based compensation plans under the intrinsic value method of accounting as defined by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations. According to APB 25, compensation expense is generally recognized only when options are granted with a discounted exercise price. However, the Company has provided the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation and SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. Had compensation cost for the Company’s stock-based compensation plan been determined based on the fair value at the grant dates for the awards under a method prescribed by SFAS No. 123, the Company’s net loss would have been increased to the pro forma amounts indicated below (in thousands, except per share data):

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

DOCENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company calculated the value of stock-based awards on the date of grant using the Black-Scholes option pricing model with the assumptions in the following table:

	Option		Employee Stock Purchase Plan
	Three Months Ended March 31,		Three Months Ended March 31,
	2003	2002	2003	2002
Dividend yield	0%	0%	0%	0%
Volatility	0.95	0.95	0.95	0.95
Risk free interest rate	2.35%-2.72%	1.21%-4.26%	1.20%	1.85%
Expected lives of options	4 years	4 years	6 months	6 months
Weighted average fair value	$1.79	$5.50	$1.07	$0.43

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

DOCENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

DOCENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

DOCENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

DOCENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Enterprise customers have the option of purchasing perpetual licenses or renting time-based licenses for the Docent Enterprise Suite™, that includes the Docent Learning Management Server™, Docent Learning Content Management System™, Docent Exchange™, Docent Live!™, Docent Peak Performance®, Docent Analytics™, and Content. Docent Live!, Docent Peak Performance and Content are third party products that we resell. Our perpetual licensees pay a one-time, initial fee based on the number of users and may enter into separate annual maintenance contracts that include the right to receive periodic unspecified upgrades, error corrections, and telephone and Web-based support. Our time-based licenses require license holders to pay a monthly fee, which is based on the number of users and includes maintenance and support. Customers with perpetual or time-based licenses may also outsource to Docent the hosting of their system on a third party’s server for a monthly fee and an initial set-up fee.

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

Total license revenue decreased $802,000, or 18%, from $4.4 million for the three months ended March 31, 2002 to $3.6 million for the three months ended March 31, 2003. The average price per seat decreased by 10%, and number of seats sold decreased 8% in the three months ended March 31, 2003. The change in pricing was the result of customers expecting Docent to provide additional functionality, products and licenses within fixed budgets.

Total service and maintenance revenue increased $203,000, from $3.6 million for the three months ended March 31, 2002 to $3.8 million for the three months ended March 31, 2003. The increase in service and maintenance revenue for the three month period ended March 31, 2003 was primarily attributable to the cumulative effect of renewals of annual maintenance agreements. Price changes in service and maintenance revenue had no material effect to revenue in the three months ended March 31, 2003 compared to the three months ended March 31, 2002.

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

License gross profit percentage slightly decreased from 91% gross profit for the three months ended March 31, 2002 to 90% gross profit for the three months ended March 31, 2003.

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

The company invested in external consultants in the first quarter of 2002 to assist in completing the 6.0 release of its product suite in June 2002. After this release was completed, the amount spent on external consultants was reduced resulting in lower expenses in the first quarter of 2003 compared to the first quarter of 2002. Expenses relating to research and developmental personnel were also lower in the first quarter of 2003 as a result of a reduction in headcount. However, the company continued to improve upon existing products and develop new products, thus continuing to invest in potential future revenue streams.

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

Sales and marketing expense.    Sales and marketing expense decreased $3.9 million, from $7.9 million for the three months ended March 31, 2002 to $4.0 million for the three months ended March 31, 2003. The decrease was attributable to the decreases in the number of sales and marketing employees, stock-based compensation, and general marketing activity, such as seminars, trades shows, and other public relations activities. The reduction in expenses relating to sales and marketing personnel resulted from the company’s restructuring programs to better align expenses with revenue. The company also reduced its level of discretionary spending and severely curtailed marketing activities in the first quarter of 2003 compared to the previous year.

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

General and administrative expense.    General and administrative expense decreased $763,000, from $2.2 million for the three months ended March 31, 2002 to $1.4 million for the three months ended March 31, 2003. The decreased expenses were primarily attributable to the decreases in general and administrative personnel and stock-based compensation expense. The reduction in expense relating to general and administrative personnel resulted from the company’s restructuring programs to better align expenses with revenue.

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

The restructuring programs described above saved Docent approximately $3.0 million of cash per quarter. The 2002 restructuring programs saved Docent approximately $2.4 million of cash per quarter related to the reductions of employees. The settlement of a facility lease obligation in the third quarter of 2002 saved Docent approximately $576,000 of cash per quarter.

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

Cash used in operating activities was $2.9 million for the three months ended March 31, 2003, as compared to $5.9 million for the three months ended March 31, 2002. The cash used during these periods was attributable to net losses of $2.8 million for the three months ended March 31, 2003 and $9.8 million for the three months ended March 31, 2002. During the three months ended March 31, 2002, cash used to fund net losses was partially offset by a decrease in accounts receivable of $2.3 million. The decrease in accounts receivable is due to improved cash collections of $1.7 million and total lower revenue of $599,000.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 10, 2004

Docent, Inc.
(Registrant)

By:	/s/ R. ANDREW ECKERT
R. Andrew Eckert
President, Chief Executive Officer and Director

By:	/s/ NEIL J. LAIRD
Neil J. Laird
Sr. Vice President and Chief Financial Officer

CERTIFICATIONS

I, R. Andrew Eckert, certify that:

1.	I have reviewed this Amendment No. 1 to quarterly report on Form 10-Q of Docent, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: February 10, 2004

By: /s/ R. ANDREW ECKERT
R. Andrew Eckert
President, Chief Executive Officer and Director

I, Neil J. Laird, certify that:

1.	I have reviewed this Amendment No. 1 to quarterly report on Form 10-Q of Docent, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

10.18

Agreement and Plan of Merger dated October 2, 2001 between the Company and gForce Systems, Inc., Giants Acquisition, Inc. and Foundation Capital III, L.P. as shareholders’ agent (incorporated by reference to Exhibit 10.18 to the Company’s Form 10-K filed on February 10, 2004).

10.19

Amendment No. 1 to Agreement and Plan of Merger dated October 16, 2001 between the Company and gForce Systems, Inc. and Giants Acquisition, Inc. (incorporated by reference to Exhibit 10.19 to the Company’s Form 10-K filed on February 10, 2004).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.