Form 10-Q/A
period 2003-06-30
DOCENT INC
filed 2004-02-10
CIK 1043134

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

Explanatory Note

We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q in response to comments received by us from the Staff of the Securities and Exchange Commission. Unless otherwise stated, all information contained in the amendment is as of August 7, 2003, the filing date of our original Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003. This amendment does not change previously reported financial statement.

DOCENT, INC.

PART I

ITEM 1    FINANCIAL STATEMENTS

DOCENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2003 (Unaudited)	December 31, 2002 (1)
Assets
Current assets:
Cash and cash equivalents	$29,803	$36,968
Short term investments	5,988	3,974
Restricted cash	—	46
Accounts receivable, net	4,274	5,958
Prepaid expenses and other current assets	1,745	1,424

Total current assets	41,810	48,370
Property and equipment, net	2,626	3,118
Goodwill	760	760
Other intangible assets, net	1,137	1,577
Other assets	386	417

Total assets	$46,719	$54,242

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$782	$1,032
Accrued payroll and related liabilities	1,645	2,478
Accrued liabilities	1,679	2,970
Current portion of restructuring accrual	651	888
Deferred revenue	7,283	6,626
Current portion of capital lease obligations	—	99

Total current liabilities	12,040	14,093
Restructuring accrual	647	1,096
Capital lease obligations	—	45

Commitments and Contingencies

Stockholders’ equity:
Preferred stock	—	—
Common stock	14	14
Additional paid-in capital	231,567	231,331
Receivables from stockholders	(154)	(197)
Unearned stock-based compensation	(483)	(926)
Treasury stock, at cost	(3,263)	(3,058)
Accumulated deficit	(193,800)	(188,228)
Accumulated other comprehensive income	151	72

Total stockholders’ equity	34,032	39,008

Total liabilities and stockholders’ equity	$46,719	$54,242

(1)	Derived from the Company’s audited financial statements as of December 31, 2002.

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

	Six Months Ended June 30,
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

DOCENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

DOCENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

DOCENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

DOCENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The increase in license revenue for the three months ended June 30, 2003 was primarily attributable to an increase in Asia Pacific sales. Revenue from Asia Pacific increased $305,000 from $72,000 for the three months ended June 30, 2002, to $377,000 for the three months ended June 30, 2003. Docent’s overall average price per seat was consistent when comparing the three months ended June 30, 2003 to the three months ended June 30, 2002.

License revenue for the six months ended June 30, 2003 decreased 6% when compared to the six months ended June 30, 2002. Average price per seat decreased by 7% in the six months ended June 30, 2003, partially off set by a 1% increase in the number of seats solds. The change in pricing was the result of customers expecting Docent to provide additional functionality, products and licenses within fixed budgets.

Total service and maintenance revenue increased $278,000, from $3.9 million for the three months ended June 30, 2002 to $4.2 million for the three months ended June 30, 2003. Total service and maintenance revenue increased $481,000, from $7.5 million for the six months ended June 30, 2002 to $8.0 million for the six months ended June 30, 2003. The increases in service and maintenance revenue in the three and six month periods ended June 30, 2003 were primarily attributable to an increase in maintenance revenues from a larger installed base. Price changes in service and maintenance revenue had no material effect to revenue in the three and six month periods ended June 30, 2003 compared to the three and six month periods ended June 30, 2002.

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

License gross profit percentage increased from 86% gross profit for the three months ended June 30, 2002 to 89% gross profit for the three months ended June 30, 2003. License gross profit percentage was 89% gross profit for the six months ended June 30, 2002 and 2003. License gross profit percentage for the three months ended June 30, 2003 increased 6% due to the reduction of amortization of developed and core technology related to the gForce acquisition, this was partially offset by a 3% reduction due to the increased cost related to additional sales of resale products. License gross profit percentage for the six months ended June 30, 2003 increased 3% due to the reduction of amortization of developed and core technology related to the gForce acquisition, this was offset by a 3% reduction due to the increased cost related to additional sales of resale products.

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

These relatively small decreases in expenses related to research and development personnel and external consultants when compared to the larger decreases in other operating expenses reflect the company’s decision to continue to improve upon existing products and invest in new products while at the same time looking for areas to reduce non-critical expenses.

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

During the six months ending June 2002, particularly during the first three months of that period, the company incurred a higher level of external consultants expenses in relation to completing the release of version 6.0 of the product. The reduction in expense when comparing the six months ending June 30, 2003 to the same period in 2002 reflects the reduction in the use of external consultants following the release of that version. The reduction in cost of research and development personnel was also the result of cost control efforts and only making selective replacements as some personnel left the company. The company maintained its overall program to improve existing products and invest in new products, thus continuing to invest in potential future revenue streams.

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

Expenses for sales and marketing personnel decreased for the three months and six months ending June 30, 2003 compared to the prior year periods as a result of the restructuring programs initiated in 2002 to better align expenses with revenue. They also reduced as management continued to maintain tight controls over discretionary expenses and marketing activities in particular.

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

Expenses for general and administrative personnel decreased for the three months and six months ending June 30, 2003 compared to the prior year periods as a result of the restructuring programs initiated in 2002 to better align expenses with revenue.

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

Cash used in operating activities was $4.8 million for the six months ended June 30, 2003, as compared to $11.9 million for the six months ended June 30, 2002. The cash used during these periods was attributable to net losses of $5.6 million for the six months ended June 30, 2003 and $16.6 million for the six months ended June 30, 2002. During the six months ended June 30, 2003, cash used to fund net losses was partially offset by a decrease in accounts receivable of $1.7 million. The decrease in accounts receivable is due to improved cash collections. During the six months ended June 30, 2002, cash used to fund net losses was partially offset by a decrease in accounts receivable of $3.9 million. The decrease in accounts receivable was due to improved cash collections.

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

Date: February 10, 2004

Docent, Inc. (Registrant)

BY:	/s/ R. ANDREW ECKERT
R. Andrew Eckert President, Chief Executive Officer and Director

BY:	/s/ NEIL J. LAIRD Neil J. Laird Sr. Vice President and Chief Financial Officer

EXHIBIT INDEX

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

3.1	Amended and restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s 10-Q filed on November 13, 2002).

3.2	Amended and restated Bylaws of the Company (incorporated by reference to Exhibit 3.3 to the Company’s registration statement on Form S-1 (File No. 333-34546)).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s registration statement on Form S-1 (File No. 333-34546)).

10.1	Company’s 1997 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (No. 333-34546)).

10.2	Company’s 2000 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (No. 333-34546)).

10.3	Company’s 2000 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (No. 333-34546)).

10.4	Form of Directors’ and Officers’ Indemnification Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (No. 333-34546)).

10.5	Master Consulting Services dated April 1, 2000 between the Company and Accenture (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (No. 333-34546)).

10.6	Master Alliance Agreement dated June 30, 2000 between the Company and Accenture (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (No. 333-34546)).

10.7	Lease Agreement dated September 22, 1999 by and between the Company and Limar Realty Corp. #17 (incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1 (No. 333-34546)).

10.8	Promissory Note from David Mandelkern to the Company (incorporated by reference to Exhibit 10.27 to the Company’s Registration Statement on Form S-1 (No. 333-34546)).

10.9	Stock Pledge Agreements dated July 9, 1997 by and between the Company and David Mandelkern (incorporated by reference to Exhibit 10.28 to the Company’s Registration Statement on Form S-1 (No. 333-34546)).

10.10	Employment Letter from the Company to R. Andrew Eckert dated December 11, 2001 (incorporated by reference to Exhibit 10.23 to the Company’s 10-K filed on April 1, 2002).

10.11	Form of Officers Change in Control Agreement entered into by the Company (incorporated by reference to Exhibit 10.24 to the Company’s 10-K filed on April 1, 2002).

10.12	Employment Letter from the Company to Neil J. Laird dated August 2, 2002 (incorporated by reference to Exhibit 10.20 to the Company’s 10-Q filed on August 13, 2002).

10.13	Consulting Agreement dated August 14, 2002 between the Company and Robert A. Lauer (incorporated by reference to Exhibit 10.17 to the Company’s 10-Q filed on November 13, 2002).

10.14	Remarketing Agreement dated April 23, 2002 between the Company and Interwise, Inc. (incorporated by reference to Exhibit 10.18 to the Company’s 10-Q filed on November 13, 2002).

10.15	First Amendment of the Remarketing Agreement dated September 30, 2002 between the Company and Interwise, Inc. (incorporated by reference to Exhibit 10.19 to the Company’s 10-Q filed on November 13, 2002).

10.16	Rights Agreement dated January 28, 2003 by and between Docent, Inc. and Computershare Trust Company, Inc. (incorporated by reference to Exhibit 99.1 to the Company’s 8-K filed on February 7, 2003).

10.17	Agreement and Plan of Merger dated October 2, 2001 between the Company and gForce Systems, Inc., Giants Acquisition, Inc. and Foundation Capital III, L.P. as shareholders’ agent (incorporated by reference to Exhibit 10.18 to the Company’s Form 10-K filed on February 10, 2004).

10.18	Amendment No. 1 to Agreement and Plan of Merger dated October 16, 2001 between the Company and gForce Systems, Inc. and Giants Acquisition, Inc. (incorporated by reference to Exhibit 10.19 to the Company’s Form 10-K filed on February 10, 2004).

10.19	First Amendment to Lease Agreement dated July 19, 2000 between the Company and Limar Realty Corp. #17.

31.1	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1	Certification Pursuant to 18 U.S.C. Section 1350.

32.2	Certification Pursuant to 18 U.S.C. Section 1350.