Form 10-Q/A
period 2003-09-30
DOCENT INC
filed 2004-02-11
CIK 1043134

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

Explanatory Note

We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q in response to comments received by us from the Staff of the Securities and Exchange Commission. Unless otherwise stated, all information contained in the amendment is as of November 4, 2003, the filing date of our original Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003. This amendment does not change previously reported financial statements.

DOCENT, INC.

PART I

DOCENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2003 (Unaudited)	December 31, 2002 (1)
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$30,890	$36,968
Short term investments	1,999	3,974
Restricted cash	—	46
Accounts receivable, net	6,356	5,958
Prepaid expenses and other current assets	1,508	1,424

Total current assets	40,753	48,370
Property and equipment, net	2,333	3,118
Goodwill	760	760
Other intangible assets, net	917	1,577
Other assets	404	417

Total assets	$45,167	$54,242

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,309	$1,032
Accrued payroll and related liabilities	1,900	2,478
Accrued liabilities	1,601	2,970
Current portion of restructuring accrual	671	888
Deferred revenue	7,639	6,626
Current portion of capital lease obligations	—	99

Total current liabilities	13,120	14,093
Restructuring accrual	532	1,096
Capital lease obligations	—	45

Commitments and Contingencies

Stockholders’ equity:
Preferred stock	—	—
Common stock	13	14
Additional paid-in capital	228,335	231,331
Receivables from stockholders	(154)	(197)
Unearned stock-based compensation	(301)	(926)
Treasury stock, at cost	—	(3,058)
Accumulated deficit	(196,456)	(188,228)
Accumulated other comprehensive income	78	72

Total stockholders’ equity	31,515	39,008

Total liabilities and stockholders’ equity	$45,167	$54,242

(1)	Derived from the Company’s audited financial statements as of December 31, 2002.

The accompanying notes are an integral part of these financial statements.

DOCENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(in thousands, except per share amounts)
Revenue:
License	$2,953	$2,496	$9,657	$9,602
Services and maintenance	4,091	3,560	12,117	11,105

Total revenue	7,044	6,056	21,774	20,707

Cost of revenue:
Cost of license	311	481	1,019	1,277
Cost of services and maintenance	1,882	1,987	6,144	6,934

Total cost of revenue	2,193	2,468	7,163	8,211

Gross profit:
License	2,642	2,015	8,638	8,325
Services and maintenance	2,209	1,573	5,973	4,171

Total gross profit	4,851	3,588	14,611	12,496

Operating expenses:
Research and development	2,484	2,536	7,369	8,699
Sales and marketing	4,075	4,571	12,162	17,222
General and administrative	1,045	1,479	3,623	4,351
Restructuring charges (credits)	—	(1,093)	(327)	3,193

Total operating expenses	7,604	7,493	22,827	33,465

Loss from operations	(2,753)	(3,905)	(8,216)	(20,969)
Interest expense	—	(6)	(34)	(142)
Other income and (expense), net	87	(189)	(73)	(139)
Interest income	87	215	291	823

Loss before provision for income taxes	(2,579)	(3,885)	(8,032)	(20,427)
Provision for income taxes	77	55	196	149

Net loss	(2,656)	(3,940)	(8,228)	(20,576)

Net loss per share—basic and diluted	$(0.20)	$(0.28)	$(0.63)	$(1.47)

Weighted average common shares outstanding	13,078	13,952	13,044	14,029

The accompanying notes are an integral part of these financial statements.

DOCENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2003	2002
	(in thousands)
Cash flows from operating activities
Net loss	$(8,228)	$(20,576)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,182	1,560
Amortization of deferred interest expense	—	38
Amortization of intangible assets	660	1,079
Amortization of unearned stock-based compensation	726	(545)
Non-cash restructuring charges (credits)	(327)	333
Acceleration of stock option vesting	—	15
Issuance of options in exchange for services	32	—
Changes in operating assets and liabilities:
Accounts receivable, net	(398)	4,858
Prepaid expenses and other assets	(101)	1,429
Accounts payable	277	(731)
Accrued liabilities	(1,947)	(1,120)
Restructuring accrual	(454)	(1,644)
Deferred revenue	1,013	(741)

Net cash used in operating activities	(7,565)	(16,045)

Cash flows from investing activities
Purchases of property and equipment	(367)	(592)
Restricted cash	46	(58)
Sales of short term investments	29,007	57,805
Purchases of short term investments	(27,028)	(30,901)

Net cash provided by investing activities	1,658	26,254

Cash flows from financing activities
Proceeds from the employee stock purchase plan and exercises of common stock options and warrants, net	135	413
Proceeds from repayment of stockholder receivable	43	783
Repurchase of common stock	(207)	(1,353)
Repayments of capital lease obligations	(144)	(165)
Repayments of notes payable	—	(389)

Net cash used in financing activities	(173)	(711)

Net increase (decrease) in cash and cash equivalents	(6,080)	9,498
Cash and cash equivalents, beginning of period	36,968	28,460
Effect of exchange rate change on cash and cash equivalents	2	(119)

Cash and cash equivalents, end of period	$30,890	$37,839

Supplemental disclosures of noncash investing and financing activities
Equipment acquired under capital leases	$—	$26

Unearned stock-based compensation	$(36)	$(4,547)

Unrealized gain (loss) on available for sale investments	$(4)	$14

Adjustment to goodwill	$—	$140

Retirement of treasury stock	$3,263	$—

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

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net loss	$(2,656)	$(3,940)	$(8,228)	$(20,576)

Basic and diluted shares:
Weighted average common shares outstanding	13,091	14,005	13,072	14,121
Weighted average unvested common shares subject to repurchase	(13)	(53)	(28)	(92)

Weighted average shares used to compute basic and diluted net loss per share	13,078	13,952	13,044	14,029

Net loss per share—basic and diluted	$(0.20)	$(0.28)	$(0.63)	$(1.47)

DOCENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

3.	Stock-Based Compensation

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
	(in thousands, except per share data)
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

The Company calculated the value of stock-based awards on the date of grant using the Black-Scholes option pricing model with the assumptions in the following table:

	Option
	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Dividend yield	0%	0%	0%	0%
Volatility	0.95	0.95	0.95	0.95
Risk free interest rate	2.99% - 3.03%	1.74% - 2.89%	1.00% - 3.03%	1.21% - 4.69%
Expected lives of options	4 years	4 years	4 years	1 - 4 years
Weighted average fair value	$2.16	$1.26	$1.81	$3.58

	Employee Stock Purchase Plan
	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Dividend yield	0%	0%	0%	0%
Volatility	0.4975	0.9500	0.5539	0.9835
Risk free interest rate	1.04%	1.48%	.95% - 1.04%	1.48% - 1.85%
Expected lives of options	6 months	6 months	6 months	6 months
Weighted average fair value	$0.92	$0.43	$0.96	$0.44

DOCENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

4.	Comprehensive Loss

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

DOCENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

DOCENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

On October 20, 2003, the Company entered into an Agreement and Plan of Reorganization with Click2learn, Inc. (“Click2learn”). Under terms of the Agreement and Plan of Reorganization, which has been approved by the board of directors of each company, Click2learn and the Company will each be acquired by a new corporate entity. Stockholders of Click2learn will receive .3188 shares of common stock in the new company for each common share of Click2learn held on the closing date, or approximately 52% of the total outstanding common stock of the new company, without taking into account the exercise of options prior to the closing date. Stockholders of the Company will receive .7327 shares of common stock in the new company for each common share of the Company held on the closing date, or approximately 48% of the total outstanding common stock of the new company, without taking into account the exercise of options prior to the closing date. Outstanding options and warrants will be converted into options and warrants for the purchase of shares in the new corporation in accordance with the same exchange ratios. The transaction is anticipated to be a tax-free reorganization and/or a tax-free exchange for United States tax purposes.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

Three and Nine Months Ended September 30, 2003 and 2002

Revenue

Total revenue increased $988,000, from $6.0 million for the three months ended September 30, 2002 to $7.0 million for the three months ended September 30, 2003. Total revenue increased $1.1 million, from $20.7 million for the nine months ended September 30, 2002 to $21.8 million for the nine months ended September 30, 2003. The increase in total revenue for the three months ended September 30, 2003 was primarily attributable to an increase in European license revenue of $547,000 and maintenance revenue of $461,000 from a larger installed base. The increase in total revenue for the nine months ended September 30, 2003 was primarily attributable to a $1.4 million increase in maintenance revenue from a larger install base.

Total license revenue increased $457,000, from $2.5 million for the three months ended September 30, 2002 to $3.0 million for the three months ended September 30, 2003. Total license revenue increased $55,000, from $9.6 million for the nine months ended September 30, 2002 to $9.7 million for the nine months ended September 30, 2003.

The increase in license revenue for the three months ended September 30, 2003 was primarily attributable to an increase in European sales related to a significant customer sale in the three months ended September 30, 2003. European license revenue increased $547,000, from $498,000 in the three months ended September 30, 2002 to $1.0 million in the three months ended September 30, 2003. Docent’s overall average price per seat decreased by 25% in the three months ended September 30, 2003 when compared to the three months ended September 30, 2002. The decrease in average price per seat was offset by a 25% increase in the number of seats sold. The change in pricing was the result of customers expecting Docent to provide additional functionality, products and licenses within fixed budgets.

License revenue was consistent for the nine months ended September 30, 2002 and 2003. Average price per seat decreased by 13% in the nine months ended September 30, 2003 when compared to the nine months ended September 30, 2002. The decrease in average price per seat was offset by a 13% increase in the number of seats sold. The change in pricing was the result of customers expecting Docent to provide additional functionality, products and licenses within fixed budgets.

Total service and maintenance revenue increased $531,000, from $3.6 million for the three months ended September 30, 2002 to $4.1 million for the three months ended September 30, 2003. Total service and maintenance revenue increased $1.0 million, from $11.1 million for the nine months ended September 30, 2002 to $12.1 million for the nine months ended September 30, 2003. The increases in service and maintenance revenue in the three and nine month periods ended September 30, 2003 were primarily attributable to an increase in maintenance revenues from a larger installed base. Maintenance revenue increased $461,000, from $1.3 million in the three months ended September 30, 2002 to $1.8 million in the three months ended September 30, 2003. Maintenance revenue increased $1.4 million, from $3.7 million in the nine months ended September 30, 2002 to $5.1 million in the nine months ended September 30, 2003. Price changes in service and maintenance revenue had no material effect to revenue in the three and nine month periods ended September 30, 2003 compared to the three and nine month periods ended September 30, 2002.

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

License gross profit percentage increased from 81% gross profit for the three months ended September 30, 2002 to 89% gross profit for the three months ended September 30, 2003. License gross profit percentage increased from 87% gross profit for the nine months ended September 30, 2002 to 89% gross profit for the nine months ended September 30, 2003. License gross profit percentage for the three months ended September 30, 2003 increased due to the reduction of amortization of developed and core technology related to the gForce acquisition. License gross profit percentage for the nine months ended September 30, 2003 increased 4% due to the reduction of amortization of developed and core technology related to the gForce acquisition, this was partially offset by a 2% reduction due to the increased cost related to additional sales of resale products.

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

Operating expenses

Research and development expenses.    Research and development expenses were $2.5 million for the three months ended September 30, 2002 and 2003. Research and development expenses decreased $1.3 million, from $8.7 million for the nine months ended September 30, 2002 to $7.4 million for the nine months ended September 30, 2003. The decrease in the nine month period was primarily attributable to a decrease in the number of external development consultants. Expenses relating to external development consultants decreased $1.1 million, from $1.7 million in the nine months ended September 30, 2002 to $697,000 in the nine months ended September 30, 2003. The reduction in external consultant expense for the nine months ending September 30, 2003 was the result of the company’s decision to maintain the number of employees in research and development and as much as possible achieve cost savings by reducing the use of external consultants.

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

Expenses relating to sales and marketing personnel decreased $4.5 million, from $14.4 million for the nine months ended September 30, 2002 to $9.9 million for the nine months ended September 30, 2003. This reduction was the result of the restructuring programs implemented in 2002 to better align expenses with revenue.

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

Expenses relating to outside professional service fees decreased $278,000, from $419,000 for the three month period ended September 30, 2002 to $141,000 for the three month period ended September 30, 2003. Expenses relating to personnel decreased $85,000, from $836,000 for the three months ended September 30, 2002 to $751,000 for the three months ended September 30, 2003. Stock-based compensation decreased $85,000, from $158,000 for the three months ended September 30, 2002 to $73,000 for the three months ended September 30, 2003.

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

Cash used in operating activities was $7.6 million for the nine months ended September 30, 2003, as compared to $16.0 million for the nine months ended September 30, 2002. The cash used during these periods was attributable to net losses of $8.2 million for the nine months ended September 30, 2003 and $20.6 million for the nine months ended September 30, 2002. During the nine months ended September 30, 2002, cash used to fund net losses was partially offset by a decrease in accounts receivable of $4.9 million. The decrease in accounts receivable was due to improved cash collections of $3.8 million and total lower revenue of $1.1 million.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market and Currency Risk

Our market and currency risk disclosure set forth in Item 7A of our annual report on Form 10-K for the year ended December 31, 2002 has not changed significantly.

ITEM 4.	CONTROLS AND PROCEDURES

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

Date: February 10, 2004

Docent, Inc. (Registrant)

BY:	/s/ R. ANDREW ECKERT
R. Andrew Eckert President, Chief Executive Officer and Director

BY:	/s/ NEIL J. LAIRD
Neil J. Laird Sr. Vice President and Chief Financial Officer

EXHIBIT INDEX

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

3.1	Amended and restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s 10-Q filed on November 13, 2002).

3.2	Amended and restated Bylaws of the Company (incorporated by reference to Exhibit 3.3 to the Company’s registration statement on Form S-1 (File No. 333-34546)).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s registration statement on Form S-1 (File No. 333-34546)).

10.1	Company’s 1997 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (No. 333-34546)).

10.2	Company’s 2000 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (No. 333-34546)).

10.3	Company’s 2000 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (No. 333-34546)).

10.4	Form of Directors’ and Officers’ Indemnification Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (No. 333-34546)).

10.5	Master Consulting Services dated April 1, 2000 between the Company and Accenture (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (No. 333-34546)).

10.6	Master Alliance Agreement dated June 30, 2000 between the Company and Accenture (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (No. 333-34546)).

10.7	Lease Agreement dated September 22, 1999 by and between the Company and Limar Realty Corp. #17 (incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1 (No. 333-34546)).

10.8	Promissory Note from David Mandelkern to the Company (incorporated by reference to Exhibit 10.27 to the Company’s Registration Statement on Form S-1 (No. 333-34546)).

10.9	Stock Pledge Agreements dated July 9, 1997 by and between the Company and David Mandelkern (incorporated by reference to Exhibit 10.28 to the Company’s Registration Statement on Form S-1 (No. 333-34546)).

10.10	Employment Letter from the Company to R. Andrew Eckert dated December 11, 2001 (incorporated by reference to Exhibit 10.23 to the Company’s 10-K filed on April 1, 2002).

10.11	Form of Officers Change in Control Agreement entered into by the Company (incorporated by reference to Exhibit 10.24 to the Company’s 10-K filed on April 1, 2002).

10.12	Employment Letter from the Company to Neil J. Laird dated August 2, 2002 (incorporated by reference to Exhibit 10.20 to the Company’s 10-Q filed on August 13, 2002).

10.13	Consulting Agreement dated August 14, 2002 between the Company and Robert A. Lauer (incorporated by reference to Exhibit 10.17 to the Company’s 10-Q filed on November 13, 2002).

10.14	Remarketing Agreement dated April 23, 2002 between the Company and Interwise, Inc. (incorporated by reference to Exhibit 10.18 to the Company’s 10-Q filed on November 13, 2002).

10.15	First Amendment of the Remarketing Agreement dated September 30, 2002 between the Company and Interwise, Inc. (incorporated by reference to Exhibit 10.19 to the Company’s 10-Q filed on November 13, 2002).

10.16	Rights Agreement dated January 28, 2003 by and between Docent, Inc. and Computershare Trust Company, Inc. (incorporated by reference to Exhibit 99.1 to the Company’s 8-K filed on February 7, 2003).

10.17	Agreement and Plan of Reorganization dated as of October 20, 2003, by and among Docent, Inc., Click2learn, Inc., Hockey Merger Corporation, Devil Acquisition Corporation and Canuck Acquisition Corporation. (incorporated by reference to Exhibit 2.1 to the Company’s 8-K filed on October 21, 2003).

10.18	Amendment to Rights Agreement dated October 20, 2003 by and between Docent, Inc. and Computershare Trust Company, Inc. (incorporated by reference to Exhibit 4.2 to the Company’s 8-K filed on October 23, 2003).

10.19	Second Amendment of the Remarketing Agreement dated March 31, 2003 between the Company and Interwise, Inc. (incorporated by reference to Exhibit 10.19 to the Company’s 10-Q filed on November 4, 2003).

*10.20	Third Amendment of the Remarketing Agreement dated June 25, 2003 between the Company and Interwise, Inc.

*10.21	Fourth Amendment of the Remarketing Agreement dated September 30, 2003 between the Company and Interwise, Inc.

10.22	Agreement and Plan of Merger dated October 2, 2001 between the Company and gForce Systems, Inc., Giants Acquisition, Inc. and Foundation Capital III, L.P. as shareholders’ agent (incorporated by reference to Exhibit 10.18 to the Company’s Form 10-K/A filed on February 10, 2004).

10.23	Amendment No. 1 to Agreement and Plan of Merger dated October 16, 2001 between the Company and gForce Systems, Inc. and Giants Acquisition, Inc. (incorporated by reference to Exhibit 10.19 to the Company’s Form 10-K/A filed on February 10, 2004).

10.24	First Amendment to Lease Agreement dated July 19, 2000 between the Company and Limor Realty Corp. #17 (incorporated by reference to Exhibit 10.19 to the Company’s 10-Q/A filed on February 10, 2004).

31.1	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1	Certification Pursuant to 18 U.S.C. Section 1350.

32.2	Certification Pursuant to 18 U.S.C. Section 1350.

*	Confidential treatment has been requested with respect to portions of this exhibit.