Form 10-K
period 2003-12-31
DOCENT INC
filed 2004-03-17
CIK 1043134

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 0-31537

DOCENT, INC.

(Exact name of registrant as specified in its charter)

Delaware	77-0460705
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2444 Charleston Road, Mountain View, California	94043
(Address of principal executive offices)	(Zip Code)

(650) 934-9500

(Registrant’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value per share

(Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the 12 months (or for such shorter period that the Registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosures of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the Registrant’s knowledge, in definitive proxy or information definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendments to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the closing price of the Common Stock on June 30, 2003, on the Nasdaq National Market System of $3.40 per share, was approximately $43,327,000. For the purpose of the foregoing computation, only the directors and executive officers of the Registrant were deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 29, 2004, Registrant had outstanding approximately 13,263,000 shares of Common Stock, $0.001 par value per share.

A copy of the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available for free on The Company’s website, www.docent.com, with in 24 hours after such material is electronically filed with the Securities and Exchange Commission.

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “forecasts,” “predicts,” “intends” or the negative of such terms or other comparable terminology. In addition, these forward-looking statements include, but are not limited to, statements regarding the following: (1) our ability to compete effectively in the eLearning market, (2) our plans to develop new products and services, (3) our business strategies and plans, and (4) whether our pending merger with Click2Learn Inc. is completed and, if it is, our ability to realize the benefits thereof. Actual results may differ materially from those described in any such forward-looking statements. Risks inherent in Docent’s business and factors that could cause or contribute to such differences include without limitation the risks set forth in the “Risk Factors” section and the considerations set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Docent expressly disclaims any obligation to update any forward-looking statements.

PART I

ITEM 1.	BUSINESS

On October 20, 2003, we entered into an Agreement and Plan of Reorganization with Click2learn, Inc. (“Click2learn”). Under terms of the Agreement and Plan of Reorganization, which has been approved by the board of directors of each company, Click2learn and Docent will each be acquired by a new corporate entity. If the pending merger is completed, stockholders of Click2learn will receive approximately 52% of the total outstanding common stock of the new company, and stockholders of Docent will receive approximately 48% of the total outstanding common stock of the new company. There are currently scheduled to be separate stockholder meetings of each company on March 18, 2004 to vote on the proposed merger. If the stockholders of each company approve the merger, we expect the merger to be completed on or around March 19, 2004.

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

Docent Exchange™

Docent Exchange lets subject matter experts create, manage and deliver compelling learning content to the Web. This product eliminates the time delay and expense associated with relying on instructional course designers. Using workflow tailored to an organization’s unique needs, content is published to a self-service Web environment to provide context-driven, personalized delivery. The delivery environment closes the learning loop by enabling learner feedback, assessments and contributions.

Docent Peak Performance®

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

Docent Analytics™

Docent Analytics offers pre-built topical and industry-specific analytic applications that deliver best practice analyses across the business performance value chain. The simple-to-use interface with interactive role-based dashboards enables any user familiar with a Web-browser to analyze and highlight business improvements. Seamless integration to all Docent applications provides centralized role, permission, and data security management. The highly scalable and open analytic platform delivers new levels of insight to measure training effectiveness across the enterprise and delivers extensive support for global deployments.

Content

We also offer a range of third party content from our content partners that address industry-specific and solution area needs.

Services

Professional services

Our comprehensive range of professional services includes needs assessment, project management, on-site technical implementation services, employee competency and profile development, curriculum planning and content development, system integration, and services associated with system upgrades. A variety of solution packages are offered for accelerated deployment and system rollouts.

Technical support (maintenance)

We provide global customer support before, during, and after installation of our software products. Assistance in the use of our software is available from technical support engineers by e-mail, telephone, or by submitting a form directly to the Docent Website. Support is provided on an annual contract basis, which includes all software updates (upon request), bug fixes, additional documentation, or patches released during the contract period. Docent Technical Support provides domestic and international phone and email support to our registered users during normal business hours and on an extended coverage basis.

Hosting

We rely on third-party Internet service providers to host the Docent Enterprise Suite for customers who desire to have these solutions hosted, as Docent does not directly provide hosting services. We also rely on third-party communications service providers for the high-speed connections that link our and our Internet service providers’ Web servers and office systems to the Internet.

Docent University

We offer a range of customer and partner training programs that are available online as well as in an instructor-led format at Docent facilities and at our customer sites.

Alliances

Content Partners

Our content partners provide specialized off-the-shelf content specific to industries and subject areas and that is certified by Docent to be compatible with the Docent platform. Our content certification program provides development licenses and a third party testing environment to ensure interoperability.

System Integrators and Business Outsource Providers

Our system integration partners resell software and/or services as part of their value-added solution. We have alliances with large global system integrators and consulting firms in North America, Europe, and Asia Pacific. We also have formed alliances with several business outsource providers that include our learning solution as part of a complete HR outsourced solution.

Technology Partners

Our technology partners provide complementary technology, such as enterprise application integration, content management, and synchronous Web collaboration technologies that extend the value of the Docent solution.

Technology, Research and Development

Our solutions are designed on a standards-based, open and scalable architecture, are Web-based and are accessible by users through standard Web browsers. As a result, our infrastructure supports large numbers of individual users and organizations across the globe. The architecture has been designed to allow for content and results from multiple organizations to be aggregated easily and delivered to anyone using a variety of Internet appliances. This allows information to reach a diverse set of internal and external participants with minimal deployment and maintenance costs. Furthermore, the user profiles, assessment results, detailed course statistics and other types of user activity data are tracked in a central database in order to analyze usage and participant behavior patterns.

Our research and development expenses are funded by the proceeds of our equity financings, as well as by our revenue. All of our research and development expenditures are expensed as incurred. These expenses were $9.4 million for the year ended December 31, 2003; $11.1 million for the year ended December 31, 2002; and $11.6 million for the year ended December 31, 2001. Our efforts and expenditures in research and development are devoted to enhancing the functionality of our existing products, comprising the Docent Enterprise Suite, which are currently being shipped.

Our solutions are designed to support leading relational database management systems, including Oracle, Microsoft SQL Server and IBM DB2. We support multiple operating systems and hardware configurations to meet the different needs of our customers. Our software incorporates third party software in addition to code that we have developed ourselves. Server applications are based on standard Web server technology and are implemented in Java or C++ with both native and standards-based connectivity to both the Web server and the database. Key features of our technology include:

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

Revenue from Customers

In 2003, 2002 and 2001, no one customer accounted for 10% or more of our total revenue.

Sales and Marketing

We have direct sales operations in North America, Europe, and Japan. Our direct sales channels are augmented with systems integrator reseller partners in these regions as well as parts of the world where we do not have a direct sales presence. In North America, our direct sales force is divided by industry in order to provide a higher level of service and understanding of our customer’s industry-specific business requirements. We license software to our end user customers on a perpetual use or time based, with maintenance, training, and services priced separately.

Revenue by international region are as follows (dollars in thousands):

	Year Ended December 31,
	2003		2002		2001
	Revenue	Percent of Revenue	Revenue	Percent of Revenue	Revenue	Percent of Revenue
United States	$19,805	65%	$20,479	74%	$22,007	76%
Europe	6,640	22%	6,264	23%	6,911	24%
Other Americas	2,015	7%	612	2%	67	—
Asia/Pacific	1,778	6%	437	1%	26	—

Total	$30,238	100%	$27,792	100%	$29,011	100%

Revenue by international region is based on the direct billing location of the customer.

Also see below in our Notes to Consolidated Financial Statements, Note 11 “Segment Reporting” and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under “Factors that May Impact Future Operating Results and Stock Price” the section related to international operations.

Competition

Docent competes in the e-Learning suites market that refers to providers of collections, or suites, of software products that are customizable to provide tailored solutions for business learning and performance. Docent also competes in a subsector of this market called learning management systems, which refers to the systems that help businesses manage and track training programs, content and users. The market for our products and services is highly competitive and subject to rapid change. Leading market research firms such as Gartner, META Group and International Data Corporation each track dozens of vendors, and are all predicting vendor consolidation over the next several years.

It has been estimated that the U.S. market for learning management systems exceeded $300 million in 2003. Given the fragmented market and the large number of vendors, it is likely that no single vendor exceeded 15% of the total, and based on this estimate of the market size, we believe that Docent holds approximately 7% market share based on its 2003 revenues of $19.8 million in the U.S.

We encounter competition from a variety of sources that can be classified as follows:

•	Niche learning management system vendors who focus exclusively on learning management platforms, such as Thinq, Plateau and Pathlore.

•	eLearning suite vendors who provide learning management systems and other learning and performance offerings such as synchronous Web collaboration products, learning content management systems, and performance management applications, including SABA and Click2Learn.

•	Enterprise application software vendors who are extending their ERP, CRM, and HRMS offerings with learning management and content development products. These competitors include Peoplesoft, Oracle, SAP and Siebel Systems.

•	Customer in-house development programs.

•	eLearning application service providers who provide subscription-based Internet learning applications and content.

We believe that competitive differentiation is influenced by the following factors:

•	Size and success of installed base customers

•	Customer satisfaction

•	Breadth of product line capabilities

•	Vendor financial viability

•	Interoperability with diverse range of third party content and technologies

•	System scalability, measured in terms of number of concurrent users, response times, courses, domains, and other variables

•	Total cost of ownership

•	Ability to integrate with other enterprise applications commonly deployed in global 2000 and government customers

•	Support for prevailing technology standards and Web architectures

•	Pricing

•	Geographic coverage and channels

Intellectual Property Rights

Our success and ability to compete effectively is dependent on our ability to develop and maintain the proprietary aspects of our technology, including patents, and to operate without infringing on the intellectual property rights of others. We rely on a combination of patents, trademarks, trade secrets and copyrights, as well as contractual restrictions to protect the proprietary aspects of our technology. These legal protections afford only limited protection for our technology. We seek to protect the source code for our software, documentation and other written materials under trade secret and copyright laws. We license our software pursuant to signed license or “shrink wrap” agreements, which impose restrictions on the licensee’s ability to use the software. Finally, we seek to avoid disclosure of our intellectual property by requiring employees and consultants with access to proprietary information to execute confidentiality agreements with us and by restricting access to our source code. Due to rapid technological change, we believe factors such as the technological and creative skills of our personnel and new product developments and enhancements to existing products are more important to establishing and maintaining a technology leadership position than the various legal protections of our technology.

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

Two patent infringement cases have been brought by third parties alleging that Docent has infringed their patents. If these third party claims for infringement and their patents are valid, we may be required to license the patents on terms that may or may not be favorable or be forced to alter our Website or our software products which are the subject of the patents, either of which results may adversely affect our business operations and results of operations. See Item 3, “Legal Proceedings,” below.

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

Employees

As of February 29, 2004, we had 149 employees. Of these employees, 45 were engaged in sales and marketing, 38 in research and development, 42 in professional services, and 24 in general and administration. Our future success depends on our ability to attract and retain highly qualified technical, sales and senior management personnel.

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

As part of the 2002 restructuring programs, a facility currently under lease in Mountain View, California was closed and then subleased. The Mountain View, California lease expires in May 2005.

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

Also, from time to time, we may become involved in litigation relating to claims arising from our ordinary course of business. We believe that there are no claims or actions pending or threatened against us, the ultimate adverse disposition of which would have a material adverse effect on us.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

Our common stock is traded in the Nasdaq National Market System under the symbol “DCNT.” There were 160 holders of record of our common stock on February 29, 2004. The table below provides the quarterly high, low closing prices, as reported by Nasdaq, for the last two fiscal years, adjusted to reflect the effect of the October 2002 one-for-three reverse stock split.

	Fiscal 2003		Fiscal 2002
	Per Share		Per Share
	High	Low	High	Low

First Quarter	$3.10	$2.40	$11.82	$5.19

Second Quarter	$3.62	$2.51	$6.78	$3.45

Third Quarter	$4.15	$3.38	$3.54	$1.77

Fourth Quarter	$5.80	$3.75	$3.00	$1.90

We did not pay any dividends in fiscal 2003 or fiscal 2002 and we do not anticipate paying dividends to our stockholders in the foreseeable future.

Use of Proceeds

On September 29, 2000, we completed the initial public offering of our common stock. After deducting the underwriting discounts and commissions and the offering expenses, the net proceeds to us from the offering were approximately $92.2 million. As of December 31, 2003, the remaining proceeds of $29.5 million were held in cash and money market accounts, or invested in commercial paper, auction rate securities and municipal bonds. Uses of the proceeds as of December 31, 2003 were as follows: $56.0 million was used to fund operations, $3.4 million was used in the acquisition of gForce Systems Inc., and $3.3 million was used to repurchase stock.

ITEM 6.	SELECTED FINANCIAL DATA

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue:
License	$13,341	$13,286	$15,331	$5,062	$141
Services and maintenance	16,897	14,506	13,680	5,889	651

Total revenue	30,238	27,792	29,011	10,951	792

Cost of revenue:
Cost of license	1,334	1,706	480	40	29
Cost of services and maintenance	8,290	8,763	13,873	9,160	1,279

Total cost of revenue	9,624	10,469	14,353	9,200	1,308

Gross profit (loss):
License gross profit	12,007	11,580	14,851	5,022	112
Services and maintenance gross profit (loss)	8,607	5,743	(193)	(3,271)	(628)

Total gross profit (loss)	20,614	17,323	14,658	1,751	(516)

Operating expenses:
Research and development	9,373	11,126	11,648	6,561	2,999
Sales and marketing	16,293	21,489	47,242	50,963	11,920
General and administrative	6,190	5,936	12,991	11,117	3,230
Restructuring charge (credit)	(391)	3,193	6,129	—	—
In-process research and development	—	—	707	—	—

Total operating expenses	31,465	41,744	78,717	68,641	18,149

Loss from operations	(10,851)	(24,421)	(64,059)	(66,890)	(18,665)
Interest and other (expense), net	(95)	(210)	(724)	(564)	(327)
Interest income	350	990	3,926	2,827	279

Loss before provision for income taxes	(10,596)	(23,641)	(60,857)	(64,627)	(18,713)
Provision for income taxes	109	152	72	63	—

Net loss	(10,705)	(23,793)	(60,929)	(64,690)	(18,713)

Dividend accretion and deemed dividend on convertible preferred stock	—	—	—	(19,069)	(1,354)

Net loss attributable to common stockholders	$(10,705)	$(23,793)	$(60,929)	$(83,759)	$(20,067)

Net loss per share attributable to common stockholders—basic and diluted	$(0.82)	$(1.72)	$(4.47)	$(19.04)	$(15.57)

Weighted average common shares outstanding	13,065	13,852	13,620	4,398	1,289

	As of December 31,
	2003	2002	2001	2000	1999
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$27,497	$36,968	$28,460	$92,818	$12,773
Short term investments	1,996	3,974	33,840	4,029	—
Working capital	25,800	34,277	56,730	90,522	9,938
Long term investments	—	—	—	18,450	—
Total assets	42,854	54,242	84,547	127,816	15,302
Notes payable and capital lease obligations, noncurrent	—	45	143	516	1,117
Convertible preferred stock	—	—	—	—	33,288
Total stockholders’ equity (deficit)	29,498	39,008	64,651	112,596	(23,330)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with Item 1 “Business”; Item 6 “Selected Financial Data”; and Item 8 “Financial Statements and Supplementary Data. “

This discussion contains forward-looking statements that involve risks and uncertainties. These statements relate to our future plans, objectives, expectations and intentions, and the assumptions underlying or relating to any of these statements. These statements may be identified by the use of words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “will” and similar expressions. Our actual results could differ materially from those discussed in these statements. Factors that could contribute to such differences include those discussed in this document such as our statement that we believe our cash will last through at least the next 12 months, and we expect Docent (and, if the merger with Click2Learn is completed, the combined company) to incur a net operating loss in fiscal year 2004. Except as required by law, we undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

We were incorporated in June 1997 to develop, market and sell business performance and learning management software. We provide infrastructure software and related services that allow our customers to create, deploy and manage learning and knowledge exchange over the Internet.

On October 20, 2003, we entered into an Agreement and Plan of Reorganization with Click2learn, Inc. (“Click2learn”). Under terms of the Agreement and Plan of Reorganization, which has been approved by the board of directors of each company, Click2learn and Docent will each be acquired by a new corporate entity. Stockholders of Click2learn will receive approximately 52% of the total outstanding common stock of the new company, and stockholders of Docent will receive approximately 48% of the total outstanding common stock of the new company. There are currently scheduled to be separate stockholder meetings of each company on March 18, 2004 to vote on the proposed merger. If the stockholders of each company approve the merger, we expect the merger to be completed on or around March 19, 2004.

Docent’s reasons for the proposed transaction:

■	The potential strategic benefits of the transaction including:

o	the belief that the combined company can be a strong, viable leader in the business performance and learning management software industry,

o	the belief that the combined company can better serve its customers,

o	the belief that the combined company can provide the market with the most comprehensive set of innovative technologies,

o	the belief that the complementary product and service offerings of the two companies will allow the combined company to better address customer demand, which will yield additional revenue opportunities,

o	the potential for more expansive customer base and broader market reach,

o	the potential for an enhanced network of strategic partners and the benefits such a network would provide to the combined company’s customers,

o	the potential of combining two leading research and development, service and customer support teams,

o	the increased financial strength and operational efficiencies that a combined company can potentially deliver; and

■	the opportunity for Docent’s stockholders to participate in the potential for growth of the combined company after the completion of the transaction.

For further details about the proposed merger with Click2learn, see the Amendment No. 3 to the Registration Statement on Form S-4 filed by Hockey Merger Corporation on February 11, 2004.

Critical Accounting Policies and Estimates

General

Discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (GAAP). The preparation of these financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, we evaluate estimates based on historical experience and on various other assumptions that management believes to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions. We believe the following critical accounting policies involve our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements:

•	Revenue Recognition

•	Allowance for Doubtful Accounts

•	Goodwill and Intangible Assets

•	Restructuring

•	Allowance for Deferred Tax Assets

In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result. Our senior management has reviewed these critical accounting policies and related disclosures with our Disclosure Committee and the Audit Committee of our Board of Directors. See the Notes to our Consolidated Financial Statements, which contain additional information regarding our accounting policies and other disclosures required by GAAP.

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

We do not record revenue on sales to customers whose ability to pay is in doubt at the time of sale. Rather, revenue is recognized from these customers as payment is received. The determination of a customer’s ability to pay requires significant judgment. In this regard, Docent management considers, among other things, the geographic location of the customer, the financial viability of the customer, and the past payment histories of the customer in assessing a customer’s ability to pay.

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

Allowance for Doubtful Accounts

We record allowances for estimated losses resulting from the inability of our customers to make required payments. We assess the credit worthiness of our customers based on multiple sources of information and analyze such factors as our historical bad debt experiences, industry and geographic concentrations of credit risk, economic trends and changes in customer payment terms. This assessment requires significant judgment. If the financial condition of our customers or any of the other factors we use to analyze credit worthiness were to worsen, additional allowances may be required, resulting in future operating losses that are not included in the allowance for doubtful accounts at December 31, 2003.

Goodwill and Intangible Assets

We make judgments about the recoverability of goodwill and intangible assets whenever events or changes in circumstances indicate that an indication of impairment in the remaining value of the assets recorded on our balance sheet may exist. We test the impairment of goodwill annually or more frequently if indicators of impairment arise. In order to estimate the fair value of intangible assets, we make various assumptions about the future prospects for the business to which the asset relates and typically estimate future cash flows to be generated by these businesses. Based on these assumptions and estimates, we determine whether we need to take an impairment charge to reduce the value of the asset stated on our balance sheet to reflect its estimated fair value. Assumptions and estimates about future values and remaining useful lives are complex and often subjective. They can be affected by a variety of factors, including external factors, such as industry and economic trends, and internal factors, such as changes in our business strategy and our internal forecasts. Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, different assumptions and estimates could materially impact our reported financial results. More conservative assumptions of the anticipated future benefits from these businesses would result in greater impairment charges, which would increase our net loss and result in lower asset values on our balance sheet. Conversely, less conservative assumptions would result in smaller impairment charges, lower net loss and higher asset values. We performed our annual review of our goodwill and intangible assets as of October 1, 2003, and no impairment charge was deemed necessary as of that date.

Restructuring

During fiscal years 2002 and 2001, we recorded significant accruals in connection with our restructuring programs. These accruals include estimates pertaining to the ability to sub-lease a facility in Mountain View, California. The actual costs have differed and may continue to differ from these estimates. For example, in 2002 and 2003 we recorded adjustments to the restructuring accruals for certain lease settlements and executed contracts to sublease our facilities. These estimates will be reviewed and potentially revised on a quarterly basis and, to the extent that future vacancy rates and sublease rates vary adversely from those estimates, we may incur additional losses that are not included in the accrued facilities consolidation charge at December 31, 2003. Conversely, unanticipated improvements in vacancy rates or sublease rates, or termination settlements for less than our accrued amounts, may result in a reversal of a portion of the accrued balance and a benefit on our statement of operations in a future period. Such reversals would be reflected as a credit to restructuring charges.

Allowance for Deferred Tax Assets

A valuation allowance is recorded to reduce all of the deferred tax assets to the amount that are more likely than not to be realized by us. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase reported income or reduce loss in the applicable period and increase stockholders’ equity on the balance sheet in the period such determination was made.

Sources of Revenue and Revenue Recognition

We generate revenue from the license of our products and performance of services to enterprises, systems integrators, reseller partners, and content providers. To date, we have generated our license and services revenue primarily from direct sales, and to a lesser extent, from referral sales by our system integrators to enterprise customers.

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

History of losses

We have incurred significant costs to develop our technology and products and to build our engineering, sales, marketing, professional services and administration departments. As a result, we have incurred significant losses since inception and, as of December 31, 2003, had an accumulated deficit of $198.9 million. We expect that, if completed, the merger with Click2learn will increase our customer and partner base, enhance our products, and lower our cost structure as redundant costs are eliminated. Nevertheless, even if the merger is completed, we expect the combined company to incur a net operating loss through fiscal year 2004.

Results of Operations

Years Ended December 31, 2003, 2002 and 2001

Revenue

Total revenue increased $2.4 million to $30.2 million in 2003, from $27.8 million in 2002. Total revenue in 2002 decreased $1.2 million, from $29.0 million in 2001.

License revenue was $13.3 million in both 2003 and 2002. The average price per seat decreased 15% in 2003 compared to 2002; this was offset by a 15% increase in the number of seats sold.

License revenue in 2002 decreased $2.0 million, from $15.3 million for 2001. The decrease in license revenue from 2001 to 2002 was due to a $2.3 million decrease in new customer business referred from our reseller partners. Revenue from reseller partners decreased from $5.4 million in 2001 to $3.1 million in 2002. The 15% decrease in license revenue from 2001 to 2002 comprised of a decrease in the average price per seat of 20%, partially offset by increased number of seats sold of 5%.

The license pricing changes in 2003 and 2002 were the result of customers expecting Docent to provide additional functionality, products and licenses within fixed budgets.

Service and maintenance revenue increased $2.4 million to $16.9 million in 2003, from $14.5 million in 2002. Service and maintenance revenue in 2002 increased $826,000, from $13.7 million in 2001. The increases in service and maintenance revenues were due to the cumulative effect of renewals of annual maintenance and hosting service agreements, partially offset by a decrease in consulting services. Consulting revenues decreased as our product line matured and implementation times decreased. Price changes in service and maintenance revenue had no material effect on revenue in 2003 and 2002.

Revenue from maintenance agreements increased $1.8 million to $7.0 million in 2003, from $5.2 million in 2002. Revenue from hosting agreements increased $1.1 million, from $2.3 million in 2002 to $3.4 million in 2003. Revenue from consulting services decreased $524,000, from $6.0 million in 2002 to $5.5 million in 2003.

Revenue from maintenance agreements in 2002 increased $2.2 million, from $3.0 million in 2001. Revenue from hosting agreements in 2002 increased $1.3 million, from $990,000 in 2001. Revenue from consulting services in 2002 decreased $2.8 million, from $8.8 million in 2001.

In 2003, 2002 and 2001, no one customer accounted for 10% or more of our total revenue.

Costs of Revenue

Cost of license revenue decreased $372,000 to $1.3 million in 2003, from $1.7 million in 2002. The decrease was attributable to a decrease in the cost of amortized developed and core technology from the gForce acquisition, partially offset by an increase in the cost of third-party products sold. The cost of amortized developed and core technology decreased $535,000 to $880,000 in 2003, from $1.4 million in 2002 due to the developed technology and trade name components of the intangible assets that became fully amortized in 2002. The cost of third-party products sold increased $220,000 to $287,000 in 2003, from $67,000 in 2002.

Cost of license revenue in 2002 increased $1.2 million, from $480,000 in 2001. The increase in cost of license revenue was primarily attributable to the cost of amortized developed and core technology from the gForce acquisition. The gForce acquisition occurred in the fourth quarter of 2001. Twelve months of the cost of amortized developed and core technology, totaling $1.4 million, were recorded in 2002, compared to three months, totaling $300,000, in 2001.

Cost of service and maintenance revenue decreased $473,000 to $8.3 million in 2003, from $8.8 million in 2002. The decrease was due to lower personnel costs in our professional services organization as implementation times decreased due to our maturing product line. Expenses relating to service and maintenance personnel decreased $522,000 to $5.3 million in 2003, from $5.8 million in 2002.

Cost of service and maintenance revenue in 2002 decreased by $5.1 million, from $13.9 million in 2001. The decrease in 2002 was due to decreased use of third party implementation service partners and hosting services, fewer personnel in our professional services organization, and a decrease in stock-based compensation. Expenses relating to third party implementation service partners and hosting services decreased $2.2 million to $2.7 million in 2002, from $4.9 million in 2001. Expenses relating to service and maintenance personnel decreased $2.1 million to $5.8 million in 2002, from $7.9 million in 2001. Stock-based compensation decreased $781,000 to $266,000 in 2002, from $1.0 million in 2001.

License gross profit percentage in 2003 increased by 3% to 90% in 2003, from 87% in 2002. The increase in 2003 was a result of the lower cost of amortized developed and core technology from the gForce acquisition. License gross profit percentage in 2002 decreased by 10%, from 97% in 2001. The decline in 2002 is a result of the higher cost of amortized developed and core technology from the gForce acquisition.

Service and maintenance gross profit percentage increased 11% to 51% in 2003, from 40% in 2002. The increase in 2003 gross profit percentage was due to the $1.8 million growth in revenue from maintenance agreements. The growth in revenue from the maintenance install base did not require a significant increase in costs from 2003 to 2002.

Service and maintenance gross profit (loss) percentage in 2002 increased 41% from (1%) in 2001. The increase was due to a 15% gross margin improvement related to higher billable utilization of employee consultants, a 15% gross margin improvement related to a decline in costs for third party implementation service partners and hosting services, and a 11% gross margin improvement related to an increase in lower costing maintenance revenue.

Operating Expenses

Research and development. Research and development expenses decreased $1.7 million to $9.4 million in 2003, from $11.1 million in 2002. The decrease in 2003 was attributable to lower expenses associated with external development consultants and research and development personnel, partially offset by an increase in stock-based compensation. Expenses relating to external development consultants decreased $1.1 million to $872,000 in 2003, from $2.0 million in 2002. Expenses relating to research and development personnel decreased $1.1 million to $8.4 million in 2003, from $9.5 million in 2002. Stock-based compensation increased $424,000 to $89,000 of expense in 2003, from a credit of $335,000 in 2002. See further discussion below under “Stock-based compensation.”

Expenses for external development consultants and development personnel both decreased in 2003 when compared to 2002 to better align expenses with revenue. Expenses for external development consultants decreased 55% in 2003, compared to a 12% decrease in expenses for development personnel. The larger percentage decrease in external development consultants was due to Docent’s decision to maintain the number of employees in research and development, as much as possible, while achieving cost savings first by reducing the use of external development consultants.

Research and development expenses in 2002 decreased $522,000, from $11.6 million in 2001. The decrease in 2002 was attributable to a decline in stock-based compensation, partially offset by an increase in the number of external development consultants and research and development personnel. Stock-based compensation decreased $1.6 million to a credit of $335,000 in 2002, from $1.3 million of expense in 2001. Expenses relating to external development consultants increased $850,000 to $2.0 million in 2002, from $1.1 million in 2001. Expenses relating to research and development personnel increased $457,000 to $9.5 million in 2002, from $9.1 million in 2001.

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

Sales and marketing. Sales and marketing expenses decreased $5.2 million to $16.3 million in 2003, from $21.5 million in 2002. The decrease in 2003 was due to a decline in the number of employees and locations in our sales and marketing organization, and a decline in marketing activities, including trade shows, promotional materials and public relations. Expenses related to sales and marketing personnel decreased $4.2 million to $13.8 million in 2003, from $18.0 million in 2002. Expenses related to marketing activities decreased $1.0 million to $1.5 million in 2003, from $2.5 million in 2002.

Sales and marketing expenses in 2002 decreased $25.7 million, from $47.2 million in 2001. The decrease in 2002 was due to a decline in the number of employees and sales offices, and a decline in stock-based compensation. Expenses related to sales and marketing personnel decreased $18.3 million to $18.0 million in 2002, from $36.3 million in 2001. Stock-based compensation decreased $4.4 million to $202,000 in 2002, from $4.6 million in 2001.

The decreases in sales and marketing expenses in 2003 and 2002 occurred as a result of the various 2002 restructuring programs and other cost cutting actions implemented by Docent to better align expenses with revenue in response to the ongoing difficult market conditions we experienced.

General and administrative. General and administrative expenses increased $254,000 to $6.2 million in 2003, from $5.9 million in 2002. The increase in 2003 was attributable to $1.2 million of expenses associated with our pending merger with

Click2Learn incurred in the fourth fiscal quarter of 2003, partially offset by a reduction in expenses related to general and administrative personnel as a result of the various 2002 restructuring programs designed to better align expenses with revenue. Expenses related to general and administrative personnel decreased $753,000 to $2.8 million in 2003, from $3.6 million in 2002.

General and administrative expenses in 2002 decreased $7.1 million, from $13.0 million in 2001. The decrease in 2002 was primarily attributable to decline in stock-based compensation and expenses relating to general and administrative personnel compensation. Stock-based compensation expense decreased $4.7 million to a credit of $298,000 in 2002, from $4.4 million of expense in 2001. Expenses relating to general and administrative personnel decreased $1.9 million to $3.6 million in 2002, from $5.5 million in 2001. These decreases occurred as a result of the restructuring programs implemented by the company to better align expenses with revenue in response to the ongoing difficult market conditions experienced by Docent.

Restructuring charge. In 2002 and 2001, Docent implemented restructuring programs designed to better align operating expenses with anticipated revenues.

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

Also during the second quarter of fiscal 2002, Docent increased its estimate of the total costs associated with the above restructuring activities and recorded an adjustment of $298,000. The adjustment reflects the reduction of the estimated sublease income of one vacated facility of $372,000, partially offset by the settlement of another lease obligation in the amount of $74,000.

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

During the second quarter of fiscal 2003, Docent recorded a $327,000 favorable provision adjustment. The adjustment included $141,000 of other costs and $85,000 of employee severance, due to the finalization of payments associated with other costs and employee severance at lower amounts than previously estimated. Docent also recorded an adjustment of $101,000 related to a vacated facility associated with the above restructuring activities that was subleased during the quarter.

During the fourth quarter of fiscal 2003, Docent recorded a $64,000 favorable provision adjustment related to a vacated facility associated with the above restructuring activities that was subleased during the quarter.

The following table summarizes the estimated annual cash savings from the 2002 and 2001 restructuring programs (in thousands):

	2002	2001	Total
Reductions in employees	$9,852	$8,695	$18,547
Vacated facilities	2,304	—	2,304

	$12,156	$8,695	$20,851

Stock-based compensation. In connection with the issuance of common stock and granting of stock options and warrants to our employees and non-employees, we recorded deferred stock-based compensation totaling approximately $54.2 million. Stock-based compensation relating to the common stock, options and warrants was an expense of $872,000 for 2003, a net credit of $193,000 for 2002, and an expense of $11.2 million for 2001. As of December 31, 2003, we had an aggregate of $163,000 of deferred stock-based compensation remaining to be amortized. The 2002 net credit in stock-based compensation resulted from using a graded amortization method over the vesting period, which was generally four years. The graded amortization method records more expense early in the life of the options. The 2002 termination of certain Docent officers with unvested options, which had already been expensed under the graded method resulted in a $2.2 million credit to stock based compensation that was netted against $2.0 million of amortization expense.

In 2002, in connection with the termination of an officer, we accelerated the vesting of certain stock options held by the individual and recorded a compensation charge of $14,000 related to the re-measurement of these options at the date of termination. Also in 2002, Docent granted 18,000 common stock options in exchange for services from consultants. The options vest in equal monthly installments over 12 months and Docent recorded a compensation charge of $36,000 in 2003 and $14,000 in 2002 associated with these options.

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

Amortization of the remaining deferred stock-based compensation is expected to result in additional charges to operations as follows: $147,000 in 2004 and $16,000 in 2005.

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

        To determine the value of the developed technology, the expected future cash flow attributed to all existing technology was discounted, taking into account risks related to the characteristics and applications of the technology, existing and future markets, and assessments of the life cycle stage of technology, existing and future markets, and assessments of the life cycle stage of technology. The $707,000 assigned to research and development assets represented acquired in-process research and development (“IPR&D”) that had not yet reached technological feasibility and had no alternative future use. We wrote off these assets at the date of acquisition in accordance with Financial Accounting Standards Board Interpretation No. 4, Applicability of Financial Accounting Standards Board Statement No. 2 to Business Combination Accounted for by the Purchase Method. To estimate the value of the IPR&D, the expected cash flows attributed to the completed portion of the IPR&D were calculated. These cash flows considered the contribution of the core technology, the risks related to the development of the IPR&D and the percent complete as of the valuation date as well as the expected life cycle of the technology. Finally, the cash flows attributed to the completed portion of the IPR&D, net of the core technology contribution, were discounted to the present value to estimate the value of the IPR&D. Goodwill is determined based on the residual difference between the amount paid and the values assigned to identified tangible and intangible assets. Goodwill is not being amortized. The Company began amortizing on a straight-line basis developed technology, core technology, trademarks and patents over useful life of fourteen to thirty-six months and consists of (in thousands):

	December 31, 2003			December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Developed technology	$568	$(568)	$—	$568	$(568)	$—
Core technology	2,493	(1,836)	657	2,493	(1,005)	1,488
Trade name	83	(83)	—	83	(83)	—
Patents	148	(108)	40	148	(59)	89

	$3,292	$(2,595)	$697	$3,292	$(1,715)	$1,577

The amortization expenses associated with these intangible assets were $880,000, $1,415,000 and $300,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Docent performed an impairment test of intangible assets as of October 1, 2003. As of October 1, 2003, based on the discounted cashflows expected during their remaining useful life, to the carrying value, there was no impairment of intangible assets recorded. Docent will perform an interim impairment analysis if circumstances warrant.

Interest expense, other expense, net, and interest income

Interest expense. Interest expense decreased $112,000 to $34,000 in 2003, from $146,000 in 2002. Interest expense in 2002 decreased $148,000, from $294,000 in 2001. The decrease in 2003 was attributable to our paying off equipment leases and loans in the second quarter. The decrease in 2002 was attributable to lower capital lease and equipment loan balances.

Other expense, net. Other expense, net, decreased $3,000 to $61,000 in 2003, from $64,000 in 2002. In 2002, other expense, net, decreased $366,000, from $430,000 in 2001. The decreases in 2003 and 2002 were due to net foreign exchange gains.

Interest income. Interest income decreased $640,000 to $350,000 in 2003, from $990,000 in 2002. In 2002, interest income decreased $2.9 million, from $3.9 million in 2001. The decreases in 2003 and 2002 both were due to lower average cash and investments balances maintained by Docent, reflecting the use of cash to fund operations.

Provision for income taxes

We incurred U.S. operating losses for all periods from inception through December 31, 2003, and therefore have not recorded a provision for U.S. income taxes. We recorded a provision for foreign and state income taxes of $109,000 for 2003, $152,000 for 2002, and $72,000 for 2001.

As of December 31, 2003, we had net operating loss carry-forwards for U.S. federal tax purposes of approximately $134 million and for state tax purposes of approximately $41 million. These federal and state tax loss carry-forwards are available to reduce future taxable income and expire at various dates beginning in 2004, if not utilized. Utilization of the net operating losses may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

Realization of our deferred tax assets is dependent on future earnings, the timing and amount of which are uncertain. Accordingly, a valuation allowance, in an amount equal to the net deferred tax assets as of December 31, 2003 has been established to reflect these uncertainties. Also see below in our Notes to Consolidated Financial Statements, Note 12 “Income Taxes”.

Liquidity and Capital Resources

Since inception, we have funded our operations primarily by the sale of equity securities, through which we have raised net proceeds of $172.1 million through December 31, 2003. As of December 31, 2003, we had approximately $27.5 million of cash and cash equivalents and $2.0 million of short-term investments.

Cash used in operating activities was $11.1 million in 2003, $18.8 million in 2002, and $46.8 million in 2001. The cash used during these periods was primarily attributable to net losses of $10.7 million in 2003, $23.8 million during 2002, and $60.9 million during 2001.

In 2002, cash used to fund net losses was partially offset by a decrease in accounts receivable of $4.0 million. The decrease in accounts receivable was due to improved cash collections of $2.8 million and lower total revenue of $1.2 million.

In 2001, the net losses included non-cash compensation charges related to various types of grants of our stock to employees and non-employees. Total expenses in relation to these grants were $11.4 million. Non-cash compensation charges in 2001 consisted of $11.2 million related to the amortization of unearned stock-based compensation, and $198,000 related to the acceleration of stock option vesting in connection with the termination of certain employees.

Cash provided by investing activities was $1.5 million in 2003 as a result of the proceeds from sales of short-term investments of $37.0 million, partially offset by purchases of short-term investments of $35.0 million. Cash provided by investing activities was $29.6 million in 2002 as a result of the proceeds from sales of short-term investments of $72.8 million, partially offset by purchases of short-term investments of $42.9 million. Cash used in investing activities was $15.0 million in 2001 primarily as a result of the purchases of short-term investments of $73.0 million partially offset by sales of short-term investments of $43.2 million and sales of long-term investments of $18.5 million.

Cash provided by financing activities was $92,000 in 2003 as a result of the proceeds from common stock purchases under our employee stock purchase plan and exercise of common stock options of $398,000, partially offset by the repurchase of $205,000 of our common stock and the repayment of capital lease obligations of $144,000. Cash used by financing activities was $2.2 million in 2002 primarily as a result of the purchase of $2.4 million of treasury stock. Cash used by financing activities was $2.6 million in 2001, as a result of payments on capital lease obligations and notes payable of $3.2 million.

In September 2002, Docent entered into an agreement with a third party software company to resell and distribute that company’s product through April 2005. Under the agreement, Docent committed to distribute $1.0 million of the third party software company’s software and pay the third party software company $1.0 million over the first year of the agreement for the distributed software. In September 2003, Docent amended the agreement to extend the commitment until April 2005. As of December 31, 2003, Docent’s remaining commitment under this agreement was $886,000. If Docent fails to resell $886,000 of the third party company’s software by April 2005, Docent will be obligated to pay the third party software company the remaining unsold balance due.

At December 31, 2003, our contractual obligations and commercial commitments were as follows (in thousands):

	Payment Due by Period
	Total	Less 1 Year	1-3 Years	4-5 Years
Operating leases	$1,363	$914	$435	$14
Restructuring facility payments	905	577	328	—
Software resale and distribution commitment	886	—	886	—

Total contractual cash obligations	$3,154	$1,491	$1,649	$14

Further information on restructuring facility payments can be found in Notes to our Consolidated Financial Statements, Note 6 Restructuring Charge. Further information on operating leases and software resale and distribution commitment can be found in our Notes to Consolidated Financial Statements, Note 8 “Commitments and Contingencies.”

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

Related Parties

In March 2000, Docent entered into an alliance agreement with Accenture, which at the time was a stockholder of Docent and one of whose retired partners was a member of Docent’s Board of Directors until June 6, 2003. The alliance agreement provides for the resale of Docent’s software products and services by Accenture, the submission of joint proposals to potential clients where either Docent would be subcontracting Docent’s services to Accenture or Accenture would be subcontracting its services to Docent; the alliance agreement also provides for revenue sharing. The agreement terminates by its terms on March 31, 2005, with either party having the right to terminate the agreement before then without cause on 60 days’ notice.

From March 2000 to December 2002, Accenture’s holdings in Docent’s common stock on a fully diluted basis represented approximately 5.0% to 7.0% of the outstanding shares of Docent’s common stock. Docent believes that Accenture sold all of its Docent common stock and warrants in December 2002.

In 2002, Docent recognized $324,000 of revenue from Accenture as part of this resale arrangement. In 2001, Docent recognized $864,000 of revenue from Accenture as part of this resale arrangement. During 2002, Docent recorded $321,000 as a reduction in revenues for amounts due to Accenture under the revenue sharing agreement with Accenture. During 2001, Docent recorded $858,000 as a reduction in revenues for amounts due to Accenture under the revenue sharing agreement with Accenture.

Concurrent with the alliance agreement, Docent entered into a consulting services agreement with Accenture pursuant to which Docent committed to purchase $2.0 million of consulting services from Accenture prior to April 1, 2003. As of December 31, 2003, Docent had only purchased $1.4 million of consulting services from Accenture. Docent did not record a liability associated with the remaining purchase commitment for this agreement as of December 31, 2003. If Accenture requests the remaining payments, Docent would use the additional services from Accenture and expense those services as they are provided.

In August 2002, Docent signed a one year consulting agreement with Mr. Robert Lauer, a former Board member of Docent. The agreement was for one year and compensated Mr. Lauer $46,000 in 2003, and $27,000 in 2002. The agreement also granted Mr. Lauer 13,000 stock options that vest over one year with an exercise price of $2.80 per share. Docent recorded stock-based compensation expense of $21,000 related to these stock options in 2003, and $14,000 in 2002. Docent valued the vested portion of these options using the Black-Scholes option pricing model. Mr. Lauer was consulting Docent’s management regarding strategic planning and business development.

Mr. David Mandelkern, a member of the Board of Directors, an Executive Vice President, Chief Technology Officer and co-founder of Docent, is currently indebted to Docent for a total of three outstanding loans.

Docent provided Mr. Mandelkern a loan for $97,000 in conjunction with Mr. Mandelkern’s purchase of 325,000 shares of common stock of Docent in June 1997. The loan is evidenced by a non-recourse note from Mr. Mandelkern to Docent with a twenty year term and an interest rate of 6%. During 2003 Mr. Mandelkern paid $5,000 of the principal balance of the loan. As of December 31, 2003, $92,000 of this loan remained outstanding.

Docent provided Mr. Mandelkern a loan for $50,000 in conjunction with Mr. Mandelkern’s purchase of 16,777, shares of common stock of Docent in August 2000. The loan is evidenced by a non-recourse note from Mr. Mandelkern to Docent with a six year term and an interest rate of 6.62%. During 2003 Mr. Mandelkern paid $38,000 of the principal balance of the loan. As of December 31, 2003, $12,000 of this loan remained outstanding.

Docent provided Mr. Mandelkern a loan for $50,000 in conjunction with Mr. Mandelkern’s purchase of 16,777, shares of common stock of Docent in August 2000. The loan is evidenced by a non-recourse note from Mr. Mandelkern to Docent with a six year term and an interest rate of 6.62%. As of December 31, 2003, $50,000 of this loan remained outstanding.

Docent also entered into employment agreements with certain executive officers of Docent, as described below in Item 13 “Certain Relationships and Related Transactions.”

Employee Stock Options

Our stock option program is a key component of the compensation package we provide to attract and retain talented employees and align their interests with the interests of existing stockholders. Our cumulative potential dilution for the years ended December 31, 2003, 2002 and 2001 was 6.9%, 3.3% and 6.7%, respectively. The potential dilution percentage is calculated as the new option grants for the year, net of options forfeited by employees leaving Docent, divided by the total outstanding shares at the beginning of the year. Many of these options, which have 10-year exercise periods, have exercise prices substantially higher than the current market price of our common stock. At December 31, 2003, 41% of our outstanding stock options had exercise prices in excess of the current market price of our common stock. The Compensation Committee of the Board of Directors reviews and approves all stock option grants to executive officers. The Chief Executive Officer approves all individual stock option grants to non-executive officers.

Options granted from fiscal year 2001 through fiscal 2003 are summarized as follows:

(shares in thousands)
Options outstanding at December 31, 2000	1,687
Options granted	5,352
Options exercised	(263)
Cancellations	(2,972)

Options outstanding at December 31, 2003	3,804

Average annual options granted net of cancellations	793
Weighted average shares outstanding for the three years ended December 31, 2003	13,930
Shares outstanding at December 31, 2003	13,202
Options outstanding as a percent of shares outstanding at December 31, 2003	28.8%
Average annual options granted net of cancellations as a percentage of average shares outstanding on December 31, 2003, 2002 and 2001	5.7%

Generally, we grant stock options to our existing employees on an annual basis. During the year ended December 31, 2003, we made grants of options to purchase approximately 1.7 million shares of our stock, which resulted in a net grant of options for 982,000 shares after deducting 674,000 million shares for cancelled options. The net options granted in 2003 after forfeitures represented 7.4% of our total outstanding shares of approximately 13.2 million as of December 31, 2003.

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

In connection with the proposed merger, we and Click2learn filed a joint proxy statement/prospectus with the Securities and Exchange Commission. The joint proxy statement/prospectus, dated February 13, 2004, has been mailed to all holders of our stock and contains important information about us, Click2learn and the proposed merger, risks relating to the merger and the combined company, and related matters. We urge all of our stockholders to read the joint proxy statement/prospectus.

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

Because of our limited operating history, you must consider the risks, uncertainties and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets, including without limitation, the following:

•	risks that our revenue forecasts may be incorrect because of our limited sales to date and our long sales process, and

•	risks that certain of our products, such as Docent Live!, Docent Peak Performance and Docent Analytics, will fail to achieve market acceptance.

We have not been in business long enough to use our operating history as a reliable aid in predicting trends specific to our company, which limited history impairs our ability to make accurate business plans. Since the market for eLearning products is rapidly evolving, our operating history will be less relevant to future performance than the operating history of a company in an industry that is not subject to rapid change. In addition, since the market for eLearning products is relatively new, we are limited in our ability to refer to industry trends as reliable predictors and to react to these trends. These limitations make it more difficult for us to anticipate the need for new products as the market for eLearning products changes, thus increasing our vulnerability to competition. As a result, we may either fail to increase, or suffer a decrease in, our market share, resulting in a decrease in our revenue.

We have a history of losses, expect future losses and may never achieve profitability.

We have experienced losses in each year since our inception and expect losses through the end of fiscal year 2004 (even if our pending merger with Click2learn is completed). We incurred net losses of $10.7 million in 2003, $23.8 million in 2002, and $60.9 million in 2001. Our accumulated deficit as of December 31, 2003 was $198.9 million. We expect to derive substantially all of our revenue for the foreseeable future from the licensing of our Docent Learning Management Server and Docent Learning Content Management System, and providing related services. Over the longer term, we expect to derive revenue from new products such as Docent Live!, Docent Peak Performance, Docent Analytics, and Content, and services related to these offerings. In the future, we expect to continue to incur additional non-cash expenses relating to the amortization of deferred compensation and purchased intangible assets that will contribute to our net losses. As of December 31, 2003, we had an aggregate of $163,000 of deferred stock compensation and $697,000 of purchased intangible assets remaining to be amortized. As a result of all of the foregoing, we expect to incur losses for the foreseeable future and will need to generate significantly higher revenue in order to achieve profitability. If we achieve profitability, we may not be able to sustain it.

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

International revenues accounted for approximately 35% of our total revenue for 2003, and 26% of our total revenue for 2002. We intend to expand our international presence in the future. Conducting business outside of the United States is subject to certain risks, including:

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

Our success depends upon the acceptance and successful integration by customers of our products. We often rely on third party systems integrators to assist with implementation of our products. If large systems integrators fail to continue to support our solution or commit resources to us, if any of our customers is not able to successfully integrate our solution or if we are unable to adequately train our existing systems integration partners, our business, operating results and financial condition could suffer. In addition, we cannot control the level and quality of service provided by our current and future third-party system integrators.

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

Currently, third parties have registered Docent or a variant thereof as a trademark in the United States and in some other jurisdictions outside the United States for use with goods or services, which could be construed to overlap those offered by Docent. Although Docent is a registered trademark for Class 35 business services in the United States, we may not be able to register Docent as a trademark in some countries, including the United States, for use with other goods or services due to existing registrations of third parties. Although third parties have not initiated formal infringement proceedings or any other formal challenges to Docent’s use of the Docent trademark, any claims, with or without merit, could cause costly litigation that could consume significant management time. Docent has only two issued patents. Third parties alleging that Docent has infringed their patents have brought two patent infringement cases. Docent believes that the patent infringement cases are without merit and intends to defend them vigorously. We may incur significant legal fees defending these claims, and they might divert management attention from operating our company. If we become liable to third parties for infringement claims, we may be required to license the patents on terms that may or may not be favorable or we may be forced to alter our website or our software product which is the subject of the infringement claim, either of which may adversely affect our business or results of operations.

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

We require substantial working capital to fund our business operations. We have had significant operating losses and negative cash flow from operations since inception and expect this to continue for the foreseeable future. We currently anticipate that our available cash resources will be sufficient to meet our anticipated working capital and capital expenditure requirements without needing to raise additional capital for at least 12 months after the date of this filing. However, if we are unable to meet our working capital and capital expenditure requirements with the remaining proceeds from our initial public offering and from our revenue, we will need to raise additional funds earlier. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership in Docent of our stockholders will be reduced, stockholders may experience additional dilution and these newly issued securities may have rights, preferences or privileges senior to those of existing stockholders. Additional financing may not be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our products and services or otherwise respond to competitive pressures would be significantly limited.

Our disaster recovery plan does not include redundant back-up computer systems, and a disaster could severely damage our operations.

Our disaster recovery plan does not include redundant back-up computer systems at an alternate site. A disaster could severely harm our business because our computer systems could be interrupted for an indeterminate length of time. Our operations depend upon our ability to maintain and protect the computer systems needed for our day-to-day operations. A number of these computer systems are located in the Silicon Valley on or near known earthquake fault zones and flood plains. Although these systems are designed to be fault tolerant, they are vulnerable to damage from fire, floods, earthquakes, power loss, telecommunications failures and other events. Any damage to our facility could lead to interruptions in the services we provide to our customers and loss of customer information, and could substantially if not totally impair our ability to operate our business. The business interruption insurance we maintain may not be adequate to cover our losses resulting from disasters or other business interruptions.

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

        In addition, Section 203 of the Delaware General Corporation Law limits business combination transactions with 15 stockholders that have not been approved by the issuer’s board of directors. These provisions and other similar provisions make it more difficult or impossible for a third party to acquire us without negotiation. These provisions may apply even if the offer may be considered beneficial by some stockholders.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Foreign Currency Risk

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

Our exposure to foreign exchange rate fluctuations also arises in part from the translation of the financial results of our foreign subsidiaries into U.S. Dollars in consolidating Docent’s overall results. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. To date, we have not engaged in any foreign exchange hedging activities.

Investment and Interest Rate Risk

Our investments are made in accordance with an investment policy approved by our Board of Directors. At December 31, 2003, the average maturity of our investment securities was approximately two to three months. All investment securities had maturities of less than one year. Our interest income is sensitive to changes in the general level of U.S. interest rates. Due to the short term nature of our cash equivalents and investments, which are primarily money market funds, commercial paper and U.S. Government agency notes, we believe that there is no material market risk exposure.

All investments are carried at market value, which approximates cost. At December 31, 2003, all of our investments were considered available for sale securities. The weighted average interest rate of our investments portfolio at December 31, 2003 was 1.1%.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Supplementary Data

The following tables set forth unaudited quarterly supplementary data for each of the years in the two-year period ended December 31, 2003.

	Fiscal 2003, Quarter Ended
	Mar 31	Jun 30	Sep 30	Dec 31
	(in thousands, except per share data)
Revenue	$7,407	$7,323	7,044	$8,464
Gross profit	5,040	4,720	4,851	6,003
Loss from operations	(2,815)	(2,648)	(2,753)	(2,635)
Net loss	(2,835)	(2,737)	(2,656)	(2,477)
Net loss per share – basic and diluted	(0.22)	(0.21)	(0.20)	(0.19)

	Fiscal 2002, Quarter Ended
	Mar 31	Jun 30	Sep 30	Dec 31
	(in thousands, except per share data)
Revenue	$8,006	$6,645	6,056	$7,085
Gross profit	5,124	3,784	3,588	4,827
Loss from operations	(9,873)	(7,191)	(3,905)	(3,452)
Net loss	(9,795)	(6,841)	(3,940)	(3,217)
Net loss per share – basic and diluted (1)	(0.71)	(0.49)	(0.28)	(0.24)

(1)	Per share amounts for 2002 have been adjusted to reflect the October 2002 one-for-three reverse stock split.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Consolidated Financial Statements of Docent, Inc.:
Report of Ernst & Young LLP, Independent Auditors	31
Consolidated Balance Sheets	32
Consolidated Statements of Operations	33
Consolidated Statements of Stockholders’ Equity	34 to 35
Consolidated Statements of Cash Flows	36
Notes to Consolidated Financial Statements	37 to 54

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Docent, Inc.

We have audited the accompanying consolidated balance sheets of Docent, Inc. as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Docent, Inc. at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/    ERNST & YOUNG, LLP

San Jose, California

January 23, 2004

DOCENT, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$27,497	$36,968
Short term investments	1,996	3,974
Restricted cash	—	46
Accounts receivable, net of allowances for doubtful accounts of $387 at December 31, 2003 and $611 at December 31, 2002	7,592	5,958
Prepaid expenses and other current assets	1,743	1,424

Total current assets	38,828	48,370
Property and equipment, net	2,154	3,118
Goodwill	760	760
Other intangible assets, net	697	1,577
Other assets	415	417

Total assets	$42,854	$54,242

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$622	$1,032
Accrued payroll and related liabilities	1,929	2,478
Accrued liabilities	1,824	2,970
Current portion of restructuring accrual	604	888
Deferred revenue	8,049	6,626
Current portion of capital lease obligations	—	99

Total current liabilities	13,028	14,093
Restructuring accrual	328	1,096
Capital lease obligations	—	45

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value; 83,333 shares authorized; 13,202 and 14,337 shares issued and outstanding in 2003 and 2002, respectively	13	14
Additional paid-in capital	228,611	231,331
Receivables from stockholders	(154)	(197)
Unearned stock-based compensation	(163)	(926)
Treasury stock, at cost: no shares in 2003 and 1,231 shares in 2002	—	(3,058)
Accumulated deficit	(198,933)	(188,228)
Accumulated other comprehensive income	124	72

Total stockholders’ equity	29,498	39,008

Total liabilities and stockholders’ equity	$42,854	$54,242

The accompanying notes are an integral part of these financial statements.

DOCENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2003	2002	2001
Revenue:
License	$13,341	$13,286	$15,331
Services and maintenance	16,897	14,506	13,680

Total revenue	30,238	27,792	29,011

Cost of revenue:
Cost of license	1,334	1,706	480
Cost of services and maintenance	8,290	8,763	13,873

Total cost of revenue	9,624	10,469	14,353

Gross profit:
License gross profit	12,007	11,580	14,851
Services and maintenance gross profit (loss)	8,607	5,743	(193)

Total gross profit	20,614	17,323	14,658

Operating expenses:
Research and development	9,373	11,126	11,648
Sales and marketing	16,293	21,489	47,242
General and administrative	6,190	5,936	12,991
Restructuring charge (credit)	(391)	3,193	6,129
In-process research and development	—	—	707

Total operating expenses	31,465	41,744	78,717

Loss from operations	(10,851)	(24,421)	(64,059)

Interest expense	(34)	(146)	(294)
Other income and (expense), net	(61)	(64)	(430)
Interest income	350	990	3,926

Loss before provision for income taxes	(10,596)	(23,641)	(60,857)
Provision for income taxes	109	152	72

Net loss	(10,705)	(23,793)	(60,929)

Net loss per share—basic and diluted	$(0.82)	$(1.72)	$(4.47)

Weighted average common shares outstanding	13,065	13,852	13,620

The accompanying notes are an integral part of these financial statements.

DOCENT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Receivables from Stockholders	Unearned Stock-based Compensation	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount				Shares	Amount
Balances, December 31, 2000	13,980	$14	$239,612	$(1,087)	$(22,555)		$—	$(103,506)	$118	$112,596
Issuance of common stock in connection with the acquisition of gForce	167	—	1,019	—	—	—	—	—	—	1,019
Amortization of unearned stock-based compensation	—	—	—	—	11,091	—	—	—	—	11,091
Compensation expense—options to non-employees	—	—	44	—	—	—	—	—	—	44
Stock-based compensation on acceleration of options upon termination	—	—	198	—	—	—	—	—	—	198
Amortization of non-employee stock-based compensation	—	—	—	—	96	—	—	—	—	96
Reversal of unearned deferred stock-based compensation for terminated employees	—	—	(3,076)	—	3,076	—	—	—	—	—
Issuance of common stock for cash upon exercise of options	113	—	541	—	—	—	—	—	—	541
Issuance of common stock upon exercise of warrants	58	—	—	—	—	—	—	—	—	—
Repurchase of unvested shares of restricted common stock	(95)	—	(387)	107	—	—	—	—	—	(280)
Treasury stock purchased	—	—	—	—	—	(98)	(667)	—	—	(667)
Issuance of common stock for employee stock purchase plan	28	—	929	—	—	—	—	—	—	929
Net loss	—	—	—	—	—	—	—	(60,929)	—	(60,929)
Change in unrealized loss on investments	—	—	—	—	—	—	—	—	(14)	(14)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	27	27

Comprehensive loss										(60,916)

Balances, December 31, 2001	14,251	14	238,880	(980)	(8,292)	(98)	(667)	(164,435)	131	64,651

Amortization of unearned stock-based compensation	—	—	—	—	2,814	—	—	—	—	2,814
Stock-based compensation credit for terminated employee	—	—	(3,007)	—	—	—	—	—	—	(3,007)
Compensation expense—options to non-employees	—	—	14	—		—	—	—	—	14
Stock-based compensation on acceleration of options upon termination	—	—	14	—		—	—	—	—	14
Reversal of unearned deferred stock-based compensation for terminated employees	—	—	(4,552)	—	4,552	—	—	—	—	—
Issuance of common stock for cash upon exercise of options	51		109	—	—	—	—	—	—	109
Repurchase of unvested shares of restricted common stock	(42)	—	(474)	325	—	—	—	—	—	(149)
Repayment of receivables from stockholders	—	—	—	458	—	—	—	—	—	458
Treasury stock purchased	—	—	—	—	—	(1,133)	(2,391)	—	—	(2,391)
Issuance of common stock for employee stock purchase plan	77	—	347	—	—	—	—	—	—	347
Net loss	—	—	—	—	—	—	—	(23,793)	—	(23,793)
Change in unrealized loss on investments	—	—	—	—	—	—	—	—	14	14
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	(73)	(73)

Comprehensive loss										(23,852)

Balances, December 31, 2002	14,337	$14	$231,331	$(197)	$(926)	(1,231)	$(3,058)	$(188,228)	$72	$39,008

The accompanying notes are an integral part of these financial statements.

DOCENT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Receivables from Stockholders	Unearned Stock-based Compensation	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount				Shares	Amount
Balances, December 31, 2002	14,337	$14	$231,331	$(197)	$(926)	(1,231)	$(3,058)	$(188,228)	$72	$39,008
Amortization of unearned stock-based compensation	—	—	—	—	720	—	—	—	—	720
Change in officer stock option agreements	—	—	153	—	—	—	—	—	—	153
Compensation expense – options to non-employees	—	—	36	—	—	—	—	—	—	36
Reversal of unearned deferred stock-based compensation for terminated employees	—	—	(43)	—	43	—	—	—	—	—
Issuance of common stock for cash upon exercise of options	98	—	211	—	—	—	—	—	—	211
Repurchase of unvested shares of restricted common stock	—	—	(2)	—	—	—	—	—	—	(2)
Repayment of receivables from stockholders	—	—	—	43	—	—	—	—	—	43
Treasury stock purchased	—	—	—	—	—	(73)	(205)	—	—	(205)
Treasury stock retired	(1,304)	(1)	(3,262)	—	—	1,304	3,263	—	—	—
Issuance of common stock for employee stock purchase plan	71	—	187	—	—	—	—	—	—	187
Net loss	—	—	—	—	—	—	—	(10,705)	—	(10,705)
Change in unrealized loss on investments	—	—	—	—	—	—	—	—	6	6
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	46	46

Comprehensive loss										(10,653)

Balances, December 31, 2003	13,202	$13	$228,611	$(154)	$(163)	—	$—	$(198,933)	$124	$29,498

The accompanying notes are an integral part of these financial statements.

DOCENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2003	2002	2001
Cash flows from operating activities
Net loss	$(10,705)	$(23,793)	$(60,929)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,545	2,002	1,858
Amortization of deferred interest expense	—	39	106
Amortization of intangible assets	880	1,415	300
Amortization of unearned stock-based compensation	872	(193)	11,187
In-process research and development	—	—	707
Non-cash restructuring charge (credit)	(391)	333	311
Disposal of property and equipment	—	63	—
Acceleration of stock option vesting	—	14	198
Issuance of options in exchange for services	36	14	44
Changes in operating assets and liabilities:
Accounts receivable, net	(1,634)	4,034	(2,937)
Prepaid expenses and other assets	(348)	1,218	(1,319)
Accounts payable	(410)	(618)	(410)
Accrued liabilities	(1,695)	(1,841)	405
Restructuring accrual	(661)	(1,985)	3,969
Deferred revenue	1,423	449	(248)

Net cash used in operating activities	(11,088)	(18,849)	(46,758)

Cash flows from investing activities
Purchases of property and equipment	(550)	(642)	(2,641)
Payments for acquisition, net of cash acquired	—	—	(526)
Restricted cash	46	410	(456)
Purchases of short term investments	(35,010)	(42,872)	(73,038)
Sales of short term investments	36,993	72,752	43,212
Sales of long term investments	—	—	18,450

Net cash provided by (used in) investing activities	1,479	29,648	(14,999)

Cash flows from financing activities
Proceeds from the employee stock purchase plan and exercises of common stock options and warrants, net	398	456	1,470
Proceeds from repayment of stockholder receivable	43	458	—
Repurchase of common stock	(205)	(2,540)	(947)
Repayments of capital lease obligations	(144)	(202)	(1,579)
Repayments of notes payable	—	(390)	(1,572)

Net cash provided by (used in) financing activities	92	(2,218)	(2,628)

Net increase (decrease) in cash and cash equivalents	(9,517)	8,581	(64,385)
Cash and cash equivalents, beginning of year	36,968	28,460	92,818
Effect of exchange rate change on cash and cash equivalents	46	(73)	27

Cash and cash equivalents, end of year	$27,497	$36,968	$28,460

Supplemental disclosure of cash flow information
Interest paid	$90	$548	$190

Income taxes paid	$289	$282	$14

Supplemental disclosure of noncash investing and financing activities
Equipment acquired under capital leases	$—	$26	$283

Write-offs of fully depreciated assets	$1,493	$865	$—

Repayments of stockholder receivable in connection with the repurchase of unvested shares of restricted common stock	$—	$325	$107

Issuance of common stock in connection with the acquisition of gForce	$—	$—	$1,019

Adjustment to goodwill	$—	$140	$—

Unearned stock-based compensation	$(43)	$(4,552)	$(3,076)

Retirement of treasury stock	$3,263	$—	$—

The accompanying notes are an integral part of these financial statements.

DOCENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Basis of Presentation

Docent, Inc. (“Docent” or the “Company”) is a provider of eLearning products and services that enable the exchange of knowledge within and among large enterprises. Docent’s Internet-based platform provides for the delivery of learning content online.

All share and per share data included in the consolidated financial statements have been retroactively adjusted to reflect a one-for-three reverse split approved by the Company’s Board of Directors in October 2002.

2. Summary of Significant Accounting Policies

Principles of consolidation

The consolidated financial statements include the accounts of Docent and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. On an ongoing basis, Docent evaluates estimates, including those related to revenue, allowance for doubtful accounts, intangible assets and restructuring. Actual results could differ from those estimates.

Cash and cash equivalents

Cash and cash equivalents are comprised of highly liquid financial instruments consisting primarily of investments in money market funds and commercial paper, with insignificant interest rate risk and with original maturities of three months or less at the time of acquisition.

Short-term investments

Short-term investments are stated at amounts that approximate fair value based on quoted market prices. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” management determines the appropriate classification of the debt securities at the time of purchase and re-evaluates the designation as of each balance sheet date. At December 31, 2003 and 2002, Docent classified all of the debt securities as available-for-sale pursuant to SFAS No. 115. Short-term investments consist principally of taxable, short-term money market instruments with maturities or callable dates between 90 days and one year.

Restricted cash

At December 31, 2003, Docent had no restricted cash. At December 31, 2002, Docent had $46,000 of restricted cash attributable to a corporate credit card deposit.

Fair value of financial instruments

Carrying amounts of certain of Docent’s financial instruments including cash, cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities. The carrying amounts of notes payable and capital lease obligations approximate fair value based on the terms of similar borrowing arrangements available to Docent.

Risks and uncertainties

Docent is subject to all of the risks inherent in a company that operates in the intensely competitive Internet industry, providing a service is relatively new and constantly evolving. These risks include, but are not limited to, market acceptance of Docent’s products and services, and reliance on third-party software incorporated in Docent’s products. Docent’s operating results may be materially affected by the foregoing factors.

DOCENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Concentration of credit risk

Financial instruments that potentially subject Docent to concentration of credit risk consist principally of cash, cash equivalents, short-term investments and accounts receivable. Docent’s cash and cash equivalents are deposited with four financial institutions, which, at times, may exceed federally insured limits.

Accounts receivable include amounts due from customers in a wide variety of industries, primarily in the United States and Europe. Docent performs ongoing credit evaluations of its customers, does not require collateral and maintains allowances for potential credit losses when deemed necessary. To date, such losses have been within management’s expectations. At December 31, 2003, Docent had accounts receivable due from two customers of 12% and 10% of total accounts receivable. At December 31, 2002, Docent had no accounts receivable due from a single customer greater than 10% of total accounts receivable.

Revenue recognition

Docent derives its revenue from the licensing of its software, either through perpetual or time-based licenses, maintenance and support, hosting and professional services, including implementation, consulting and training.

In accordance with Statement of Position No. 97-2, Software Revenue Recognition, issued by the American Institute of Certified Public Accountants (SOP 97-2), as amended, Docent recognizes revenue from licensing our software if all of the following conditions are met:

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

Docent does not record revenue on sales to customers whose ability to pay is in doubt at the time of sale. Rather, revenue is recognized from these customers as payment is received.

Revenue arrangements with extended payment terms are generally considered not to be fixed or determinable and, accordingly, revenue is not recognized on these arrangements until the customer payment becomes due. Docent’s normal payment terms currently range from “net 30 days” to “net 60 days,” which are not considered extended payment terms.

For arrangements involving time-based licenses, customers pay a fee based on the number of users, and such fees include maintenance and support. Objective evidence of fair value does not exist for the related maintenance and support, as maintenance and support are not offered separately for time-based arrangements. In these cases, revenue for the entire arrangement fee is recognized ratably over the contractual maintenance and support period, which is generally one year. Docent has allocated the time-based license and maintenance revenue based on their relative costs.

Many of the software contracts include consulting implementation services. Consulting revenues from these contracts are generally accounted for separately from the license revenues because the consulting arrangements qualify as “service transactions” as defined in SOP 97-2. The more significant factors considered in determining whether the revenue should be accounted for separately include the nature of services (i.e., consideration of whether the services are essential to the functionality of the licensed product), degree of risk, availability of services from other vendors, timing of payments and impact of milestones or acceptance criteria on the realizability of the software license fee. Revenues for consulting services are generally recognized as the services are performed. If there is a significant uncertainty about the project completion date or receipt of payment for the consulting services, revenue is deferred until the uncertainty is sufficiently resolved. Docent estimates the percentage of completion on contracts with fixed or “not

DOCENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to exceed” fees on a monthly basis utilizing hours incurred to date as a percentage of total estimated hours to complete the project. If there are no sufficient basis to measure progress towards completion, revenue is recognized when final acceptance from the customer is received. When total cost estimates exceed revenues, Docent accrues for the estimated losses immediately based upon an average fully burdened daily rate applicable to the consulting organization delivering the services.

For arrangements involving a significant amount of services related to installation, modification or customization of our software products, revenue is recognized using the percentage-of-completion method. However, where there are customer acceptance clauses that Docent does not have an established history of meeting or which are not considered to be routine, revenue is recognized when the arrangement has been completed and accepted by the customer.

For perpetual license arrangements that include multiple elements, such as a product license, maintenance and support, hosting and professional services, Docent allocates revenue to all undelivered elements, usually maintenance and support, hosting and professional services, based on objective evidence of the fair value of those elements. Fair value represents the price for which Docent sells each element separately. Any amount remaining is allocated using the residual method to the delivered elements, generally only the product license, and recognized as revenue when the conditions discussed above are satisfied.

Docent recognizes revenue from fees for ongoing maintenance and support ratably over the period of the maintenance and support agreement, which is generally one year. Docent recognizes revenue allocated to, or fees generated from, the separate selling of professional services as the related services are performed. Fees associated with hosting and application service provider (“ASP”) services are recognized ratably over the period of the hosting agreement, which is generally one year.

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

Customer billings that have not been recognized as revenue in accordance with the above policies are shown on our balance sheet as deferred revenue. Costs associated with deferred revenue are shown on our balance sheet as other current assets.

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

Goodwill

The Company evaluates the recoverability of its goodwill, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” SFAS 142 prescribes a two-phase, if necessary, measure of impairment. The Company performed the required annual impairment test of goodwill as of October 1, 2003. The Company considers itself to be a single reporting unit. Accordingly, all of the Company’s goodwill is associated with the entire company. As of October 1, 2003, based on the estimated fair value of the Company, there was no impairment of goodwill recorded. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. When determining the discount rate, the Company considered the inherent risks associated with an early stage company that has yet to reached profitability. The Company will perform an interim impairment analysis if circumstances dictate. Any reduction of the enterprise fair value below the carrying amount of goodwill could require the Company to write down the value and record an expense for the impairment loss.

Intangible and other long lived assets

The Company evaluates the recoverability of its intangible and other long lived assets, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company performed an impairment test of intangible assets as of October 1, 2003. As of October 1, 2003, based on the discounted cashflows expected during its remaining useful life, to its carrying value, there was no impairment of intangible assets recorded. The Company will perform an interim impairment analysis if circumstances dictate.

DOCENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Advertising

Costs related to advertising and promotion of products is charged to sales and marketing expense as incurred. Advertising expense for the years ended December 31, 2003, 2002 and 2001, were $15,000, $4,000 and $324,000, respectively.

Income taxes

Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to amounts expected to be realized.

Stock-based compensation

Docent accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and Financial Accounting Standards Board Interpretation (“FIN”) No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, and complies with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation and SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. Under APB No. 25, compensation expense is based on the difference, if any, on the date of grant, between the estimated fair value of Docent’s common stock and the exercise price. SFAS 123 defines a “fair value” based method of accounting for an employee stock option or similar equity investment. The pro forma disclosures of the difference between the compensation expense included in net loss and the related cost measured by the fair value method are presented in Note 10. Docent accounts for equity instruments issued to nonemployees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (“EITF”) 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

Accumulated other comprehensive income

At December 31, 2002 and 2003, the components of accumulated other comprehensive income, reflected in the Consolidated Statements of Stockholders’ Equity, net of related taxes, were comprised of the following (in thousands):

	2003	2002
Unrealized gain on investments, net	$6	$—
Cumulative translation adjustment	118	72

	$124	$72

Foreign currency remeasurement and transactions

The functional currency of Docent’s foreign subsidiaries is the local foreign currency. All assets and liabilities denominated in foreign currency, are remeasured at the balance sheet date exchange rate. Revenue and expenses are remeasured at the average exchange rate prevailing during the year. Translation adjustments resulting from translation of each foreign subsidiary’s accounts are

DOCENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

included in accumulated other comprehensive income. Foreign currency transaction gains and losses are included in the Company’s Consolidated Statements of Operations. The aggregate exchange gain included in the results of operations for the year ended December 31, 2003 and 2002 was $158,000 and $287,000, respectively. The aggregate exchange gain (loss) included in the results of operations for the years ended December 31, 2001 was insignificant.

Recently issued accounting pronouncements

In November 2002, the EITF reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. Issue 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of Issue 00-21 will apply to revenue arrangements entered into after June 30, 2003. The adoption of Issue 00-21 did not have a material effect on our consolidated financial position or results of operations.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46), which was amended by FIN 46R issued in December 2003. This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities (VIEs) that either: (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) for which the equity investors lack an essential characteristic of a controlling financial interest. This Interpretation applies immediately to VIEs created after January 31, 2003. It also applies in the first fiscal year or interim period ending after March 15, 2004, to VIEs created before February 1, 2003 in which an enterprise holds a variable interest. FIN 46 requires disclosure of VIEs in financial statements issued after January 31, 2003, if it is reasonably possible that as of the transition date: (1) the company will be the primary beneficiary of an existing VIE that will require consolidation or, (2) the company will hold a significant variable interest in, or have significant involvement with, an existing VIE. We are currently in the process of completing our review of the requirements of FIN 46. However, we have not yet identified any entities that require disclosure or entities that would require consolidation under FIN 46 that had not previously been consolidated as a result of FIN 46.

3. Investment fair values

The fair values of Docent’s short-term investments are as follows (in thousands):

	December 31, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate notes and bonds	$6,986	$6	$—	$6,992
Money market funds	9,214	—	—	9,214

Total marketable securities	$16,200	$6	$—	16,206

Less cash equivalent				14,210

Total short-term marketable investments				$1,996

	December 31, 2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate notes and bonds	$13,976	$—	$—	$13,976
Money market funds	14,955	—	—	14,955

Total marketable securities	$28,931	$—	$—	28,931

Less cash equivalent				24,957

Total short-term marketable investment				$3,974

        The cost of securities sold is based on the specific identification method. Proceeds from sales and maturities of securities available-for-sale were $36,993,000, $72,752,000 and $61,662,000 for the years ended December 31, 2003, 2002 and 2001, respectively. Gross realized gains and losses were insignificant for all periods presented. The maturities of Docent’s debt investments are all due within one year.

DOCENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Balance Sheet Components (in thousands)

	December 31,
	2003	2002
Property and equipment, net:
Computer equipment and software	$4,078	$5,409
Furniture and fixtures	919	882
Capitalized internal use software	784	784
Leasehold improvements	220	111

	6,001	7,186
Less: Accumulated depreciation and amortization	(3,847)	(4,068)

	$2,154	$3,118

Depreciation expense was $1,361,000, $1,762,000 and $1,710,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

	December 31,
	2003	2002
Accrued liabilities:
Accrued local franchise taxes and fees, and employee taxes	$157	$827
Accrued consulting services	587	793
Other accrued liabilities	1,080	1,350

	$1,824	$2,970

5. Acquisition and Intangible Assets

On October 16, 2001, Docent acquired gForce Systems, Inc. (“gForce”), a leading provider of rapid eLearning content management and delivery solutions. The Company acquired gForce to extend its existing product line. The Company accounted for the acquisition under the purchase method of accounting. Goodwill was subsequently reduced by $140,000 in the three months ended June 30, 2002 to $760,000, due to the settlement of a liability for an amount less than the amount recorded at the time of the acquisition. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

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

DOCENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company acquired gForce by assuming liabilities of $4,743,000 and providing an advance payment of $119,000. The Company also incurred approximately $420,000 of acquisition costs, for a total purchase price of $5,282,000. To settle certain gForce liabilities, the Company issued 166,666 shares of its common stock valued at an aggregate amount of $1,019,000.

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

The results of operations of gForce from October 16, 2001 to December 31, 2003 were included in Docent’s Consolidated Statements of Operations.

The following unaudited pro forma information represents the results of operations for Docent and gForce for the years ended December 31, 2001, as if the acquisition had been consummated as of January 1, 2001. This pro forma information does not purport to be indicative of what may occur in the future (in thousands, except per share amounts):

Year Ended December 31, 2001
(unaudited)
Total revenue	$31,444

Net loss attributable to common stockholders	$(74,391)

Basic and diluted net loss per share attributable to common stockholders	$(5.40)

The intangible from Docent’s acquisition of gForce business and assets are being amortized on a straight-line basis over periods ranging from fourteen to thirty six months and consist of (in thousands):

	December 31, 2003			December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Developed technology	$568	$(568)	$—	$568	$(568)	$—
Core technology	2,493	(1,836)	657	2,493	(1,005)	1,488
Trade name	83	(83)	—	83	(83)	—
Patents	148	(108)	40	148	(59)	89

	$3,292	$(2,595)	$697	$3,292	$(1,715)	$1,577

The amortization expense associated with these intangible assets are $880,000, $1,415,000 and $300,000 for the years ended December 31, 2003, 2002 and 2001, respectively. Amortization expense for the year ended December 31, 2004 will be $697,000.

DOCENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Restructuring Charge

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

Also during the second quarter of fiscal 2002, Docent increased its estimate of the total costs associated with the above restructuring activities and recorded an adjustment of $298,000. The adjustment reflects the reduction of the estimated sublease income of one vacated facility of $372,000, partially offset by the settlement of another lease obligation in the amount of $74,000.

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

During the fourth quarter of fiscal 2003, Docent recorded a $64,000 provision adjustment related to a vacated facility associated with the above restructuring activities that was subleased during the quarter.

The following table depicts the restructuring activity during 2003 (in thousands):

Category	Balance at Dec. 31, 2002	Provision Adjustment	Cash Expenditures	Balance at Dec. 31, 2003
Vacated facilities	$1,719	$(165)	$(633)	$921
Employee severance	113	(85)	(28)	—
Other costs	152	(141)	—	11

Total	$1,984	$(391)	$(661)	$932

DOCENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table depicts the restructuring activity during 2002 (in thousands):

	Balance at Dec. 31, 2001	Additions	Provision Adjustments	Expenditures		Balance at Dec. 31, 2002
Category				Cash	Non-cash
Vacated facilities	$3,309	$2,051	$(1,176)	$(2,403)	$(62)	$1,719
Employee severance	369	1,979	—	(2,235)	—	113
Operating assets	57	273	—	(59)	(271)	—
Other costs	234	66	—	(148)	—	152

Total	$3,969	$4,369	$(1,176)	$(4,845)	$(333)	$1,984

The following table depicts the restructuring activity during 2001 (in thousands):

	Additions	Expenditures		Balance at December 31, 2001
Category		Cash	Non-cash

Vacated facilities	$3,825	$(516)	$—	$3,309
Employee severance	1,537	(1,168)	—	369
Operating assets	368	—	(311)	57
Other costs	399	(165)	—	234

Total	$6,129	$(1,849)	$(311)	$3,969

7. Capital Leases

At December 31, 2003, Docent had no equipment under capital leases, and no equipment was acquired under a capital lease in 2003. During the years ended December 31, 2002 and 2001, Docent acquired equipment under capital leases with a cost of $26,000 and $283,000, respectively. The accumulated amortization on these assets was $358,000, and $170,000 at December 31, 2002 and 2001, respectively. Amortization expenses on these assets are included in depreciation expense for all periods presented.

8. Commitments and Contingencies

Operating leases

Docent leases its current office facilities under noncancelable operating lease agreements with various expiration dates through 2005.

At December 31, 2003, the future minimum lease payments under all noncancelable operating lease agreements excluding restructuring facility lease payments are as follows (in thousands):

Year Ending December 31,	Amount
2004	$914
2005	389
2006	25
2007	21
2008	14

Total minimum lease payments	$1,363

Rent expense under operating leases for the years ended December 31, 2003, 2002 and 2001 was $1.4 million, $2.1 million, $4.3 million, respectively.

        Docent subleases a restructured facility in Mountain View California. The sublease rent is $4,500 per month and Docent received rent of $27,000 from the sublease in the year ended December 31, 2003. The sublease is on a month to month basis and can be canceled at any time.

DOCENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Purchase commitment

In September 2002, Docent entered into an agreement with a third party software company to resell and distribute that company’s product through April 2005. Under the agreement, Docent committed to distribute $1.0 million of the third party software company’s software and pay the third party software company $1.0 million over the first year of the agreement for the distributed software. In September 2003, Docent amended the agreement to extend the commitment until April 2005. As of December 31, 2003, Docent’s remaining commitment under this agreement was $886,000. If Docent fails to resell $886,000 of the third party company’s software by April 2005, Docent will be obligated to pay the third party software company the remaining unsold balance due.

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

9. Receivables from Stockholders

Mr. David Mandelkern, a member of the Board of Directors, an Executive Vice President, Chief Technology Officer and co-founder of Docent, is currently indebted to Docent for a total of three outstanding loans.

Docent provided Mr. Mandelkern a loan for $97,000 in conjunction with Mr. Mandelkern’s purchase of 325,000 shares of common stock of Docent in June 1997. The loan is evidenced by a non-recourse note from Mr. Mandelkern to Docent with a twenty year term and an interest rate of 6%. During 2003 Mr. Mandelkern paid $5,000 of the principal balance of the loan. As of December 31, 2003 $92,000 of this loan remained outstanding.

Docent provided Mr. Mandelkern a loan for $50,000 in conjunction with Mr. Mandelkern’s purchase of 16,777, shares of common stock of Docent in August 2000. The loan is evidenced by a non-recourse note from Mr. Mandelkern to Docent with a six year term and an interest rate of 6.62%. During 2003 Mr. Mandelkern paid $38,000 of the principal balance of the loan. As of December 31, 2003 $12,000 of this loan remained outstanding.

Docent provided Mr. Mandelkern a loan for $50,000 in conjunction with Mr. Mandelkern’s purchase of 16,777, shares of common stock of Docent in August 2000. The loan is evidenced by a non-recourse note from Mr. Mandelkern to Docent with a six year term and an interest rate of 6.62%. As of December 31, 2003 $50,000 of this loan remained outstanding.

10. Stockholders’ Equity

Common stock repurchase plan

In October 2001, Docent’s Board of Directors approved a common stock repurchase program authorizing the repurchase of up to $5.0 million worth of Docent’s common stock. In October 2002, Docent’s Board of Directors re-authorized Docent’s common stock repurchase program for another 12 months, and the program expired in October 2003. Under the program, Docent repurchased 1,304,335 shares of common stock for a total purchase price of $3,263,000. In September 2003, Docent retired all of the shares of previously issued, but not currently outstanding, common stock which had been acquired by the Company pursuant to the program. The retired shares have resumed the status of authorized and unissued shares of common stock. As of December 31, 2003, the Company held no Treasury Stock.

DOCENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Preferred stock

In September 2000, upon completion of Docent’s initial public offering, all outstanding preferred shares converted to common stock. Accordingly, all outstanding warrants to purchase preferred stock likewise became warrants to purchase common stock. As of December 31, 2003 and 2002, Docent had 5,000,000 preferred shares authorized and no shares issued. Docent’s Board of Directors has the authority to issue preferred stock in one or more series and to fix the rights, privileges and related restrictions.

Warrants for common stock

In April 2000, Docent issued warrants to purchase up to 8,325 shares of common stock in connection with the completion of the Series E convertible preferred stock financing. The exercise price is $33.00, and the warrants expire in April 2005. The warrants were valued using the Black-Scholes option pricing model applying an expected life of five years, a weighted average risk-free rate of 5.83%, a dividend yield of 0% and volatility of 75%. The fair value of approximately $179,000 has been recorded as a cost of issuance of the Series E convertible preferred stock. These warrants were still outstanding as of December 31, 2003.

In September 2000, Docent issued warrants to purchase up to 4,924 shares of common stock in connection with the completion of the Series F convertible preferred stock financing. The exercise price is $33.00, and the warrants expire in September 2005. The warrants were valued using the Black-Scholes option pricing model applying an expected life of five years, a weighted average risk free rate of 5.99%, a dividend yield of 0% and volatility of 75%. The fair value of approximately $107,000 has been recorded as a cost of issuance of the Series F convertible preferred stock. These warrants were still outstanding as of December 31, 2003.

Employee Stock Purchase Plan

On March 23, 2000, Docent’s Board of Directors adopted the 2000 Employee Stock Purchase Plan (the “ESPP”) and on July 18, 2000 Docent’s stockholders approved the ESPP. The ESPP became effective upon completion of Docent’s initial public offering on September 29, 2000. Eligible employees may authorize payroll deductions of up to 15 percent of their compensation, as defined, to purchase common stock at a price of 85 percent of the lower of the fair market value at the beginning or the end of the offering period. An offering period is 12 months, allowing for two six-month accumulation periods. Price declines, if any, will be reflected at the beginning of each six-month accumulation period and remain in effect for the next 12-month offering period. A total of 324,305 shares of common were available for purchase under the ESPP as of December 31, 2003. On January 1 of each year, an annual increase in the number of shares available for purchase under the ESPP shall be calculated and is equal to the lesser of (i) that number of shares such that the number of shares reserved for purchase under the ESPP (excluding all shares previously issued or to be issued under the ESPP) is four percent (4%) of Docent’s outstanding common stock as of the closing of the prior fiscal year, or (ii) a lesser amount determined by Docent’s Board of Directors. During the year 2003 and 2002, 71,499 and 77,219 shares, respectively, were purchased under the plan. The ESPP was suspended indefinitely on January 1, 2004 due to the pending merger with Click2learn.

Stock Option Plans

1997 Stock Option Plan

On July 25, 1997, Docent adopted the 1997 Stock Option Plan (the “1997 Plan”). The 1997 Plan provides for the granting of stock options to employees and consultants of Docent. Options granted under the 1997 Plan may be either incentive stock options (“ISO”) or non-statutory stock options (“NSO”). ISOs may be granted only to Company employees (including officers and directors who are also employees). Options under the 1997 Plan may be granted for periods of up to ten years and at prices no less than 100% of the estimated fair market value of the shares in the case of ISO’s and at no less than 85% of the estimated fair market value of the shares in the case of NSOs, with the fair market value in each case calculated as of the date of grant and determined by Docent’s Board of Directors. Options are exercisable immediately, subject to repurchase options held by Docent which lapse with the options’ vesting schedule. Options generally vest over four years. The repurchase rights are exercisable at the original exercise price and in the event of voluntary or involuntary termination of the option holder’s employment with Docent. As of December 31, 2003, 2002 and 2001, 5,903, 31,824, and 165,141 shares of common stock, respectively, were subject to repurchase. Effective with Docent’s initial public offering on September 29, 2000, Docent no longer grants options under the 1997 Plan.

DOCENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2000 Omnibus Equity Incentive Plan

The 2000 Omnibus Equity Incentive Plan (the “2000 Plan”) was adopted by Docent’s Board of Directors on March 23, 2000 and approved by the stockholders on July 18, 2000. The 2000 Plan provides for the direct award or sale of shares of common stock and for the grant of options to purchase shares of common stock to employees, non-employee directors, advisors and consultants. Options granted under the 2000 Plan may be either ISOs or NSOs. ISOs may only be granted to Company employees. On January 1 of each year, the aggregate number of options and shares that may be awarded under the 2000 Plan shall automatically increase by a number equal to the lesser of (i) five percent (5%) of Docent’s outstanding common on that date, or (ii) a lesser amount determined by Docent’s Board of Directors.

Options under the 2000 Plan have a ten year term and in the case of ISO’s must be granted at prices no less than 100% of the fair market value of the shares on the date of grant. Options generally vest over four years.

A summary of the activity under the 1997 Plan and 2000 Plan is set forth below:

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price
Balances, December 31, 2000	2,218,724	1,686,684	$10.14
Additional options reserved	15,952	—	—
Options granted	(1,521,067)	1,521,067	12.18
Options exercised	—	(113,211)	4.77
Options cancelled	591,024	(591,024)	13.05
Unvested shares repurchased	94,568	—	4.11

Balances, December 31, 2001	1,399,201	2,503,516	$10.95
Additional options reserved	23,477	—	—
Options granted	(2,175,475)	2,175,475	5.13
Options exercised	—	(50,910)	1.91
Options cancelled	1,707,709	(1,707,709)	10.95
Unvested shares repurchased	41,505	—	11.42

Balances, December 31, 2002	996,417	2,920,372	$6.85
Additional options reserved	700,000	—	—
Options granted	(1,655,700)	1,655,700	2.67
Options exercised	—	(98,419)	2.14
Options cancelled	673,775	(673,775)	5.84
Unvested shares repurchased	834	—

Balances, December 31, 2003	715,326	3,803,878	$5.35

DOCENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about stock options outstanding at December 31, 2003:

	Options Outstanding			Shares Exercisable
Exercise Price	Number of Options Outstanding (in thousands)	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price per Share	Number of Shares Exercisable (in thousands)	Weighted Average Exercise Price per Share
$ 0.30 - 1.99	723	8.47	$1.84	245	$1.82
$ 2.00 - 2.99	1,401	9.24	$2.63	226	$2.61
$ 3.00 - 5.99	387	8.31	$4.69	165	$4.71
$ 6.00 - 8.99	850	8.00	$7.37	447	$7.35
$ 9.00 -11.99	255	6.52	$10.45	241	$10.47
$12.00 -23.99	111	6.99	$16.24	84	$15.77
$24.00 -36.00	66	6.80	$31.62	49	$31.69
$61.13	11	6.88	$61.13	9	$61.13

$ 0.30 - $61.13	3,804	8.42	$5.35	1,466	$7.53

Stock Reserved for Issuance

Docent had reserve shares of common stock for future issuance as follows (in thousands):

December 31, 2003
Stock option plans	4,519
Warrants	13
Employee stock purchase plan	324

Total shares reserved for issuance	4,856

Fair value disclosures

Had compensation cost for Docent’s stock-based compensation plan been determined based on the fair value at the grant dates for the awards under a method prescribed by SFAS No. 123, Docent’s net loss attributable to common stockholders would have been increased to the pro forma amounts indicated below:

	Year Ended December 31,
	2003	2002	2001
	(in thousands, except per share data)
Net loss, as reported	$(10,705)	$(23,793)	$(60,929)
Add: stock-based compensation expense (credit) included in reported net loss, net of related tax effects	908	(165)	11,429
Deduct: total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(2,568)	(2,611)	(17,472)

Net loss, pro forma	$(12,365)	$(26,569)	$(66,972)

Basic and diluted net loss per share, as reported	$(0.82)	$(1.72)	$(4.47)
Basic and diluted net loss per share, pro forma	$(0.95)	$(1.92)	$(4.92)

DOCENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Docent calculated the value of stock-based awards on the date of grant using the Black-Scholes option pricing model based on the assumptions set forth in the following table:

	Option					Employee Stock Purchase Plan
	Year Ended December 31,					Year Ended December 31,
	2003		2002		2001	2003		2002		2001

Dividend yield	0%		0%		0%	0%		0%		0%

Volatility	.95		.95		.95	.72		.95		.95

Risk free interest rate	1.21 4.26	%- %	1.21 4.26	%- %	4.9%	1.02 1.85	%- %	1.20 1.85	%- %	4.9%

Expected lives of options	4 years		4 years		4 years	6 months		6 months		6 months

Weighted average fair value	$1.83		$3.48		$8.55	$0.98		$0.53		$6.39

These pro forma amounts may not be representative of the effects on reported net loss for future years as options vest over several years and additional awards are generally made each year.

Stock-based compensation

In connection with certain stock option grants to employees during the years ended December 31, 2000 and 1999, Docent recognized approximately $27,355,000 and $8,466,000 of unearned stock-based compensation for the excess of the deemed fair value of the shares of common stock subject to such options over the exercise price of these options at the date of grant. Such amounts are included as a reduction of stockholders’ equity and are being amortized using the accelerated amortization method over the vesting period of generally four years. The accelerated amortization method records more expense early in the life of the options. Docent recorded stock-based compensation expense of $872,000 for the year ended December 31, 2003 and $11,187,000, for the years ended December 31, 2001. The 2002 termination of certain Docent officers with unvested options that had already been expensed under the accelerated method created an overall stock-based compensation credit of $193,000 for the year ended December 31, 2002.

In February 2003, the Compensation Committee of the Board of Directors elected to amend the existing stock option grants for Section 16 officers, and future grants to Section 16 officers, to provide for an extended exercise period for vested stock options upon the regular termination of service from Docent changing it from 90 days to twelve months. Included in stock-based compensation expense for the year ended December 31, 2003 is $153,000 associated with this amendment.

Stock-based compensation expense related to equity instruments granted to consultants is recognized as earned. At each reporting date, Docent re-values any unvested equity investments using the Black-Scholes option pricing model. As a result, the stock-based compensation expense will fluctuate as the fair market value of Docent’s common stock fluctuates.

Docent did not grant any options to purchase common stock to consultants in 2003. Docent granted options to purchase 18,000 and 2,500 shares of its common stock to consultants during the years ended December 31, 2002 and 2001, respectively. In 2003, Docent recorded $36,000 amortized stock based compensation associated with the 2002 option grants. In 2002, Docent recorded $14,000 amortized stock based compensation associated with the 2002 option grants. In 2001, Docent recorded compensation expense of $44,000 associated with the 2001 options. Docent did not issue any common stock to consultants in 2003, 2002 and 2001.

Docent terminated the employment of certain officers during 2002 and 2001. In connection with the terminations, Docent accelerated the vesting on certain stock options held by the employees and recorded a compensation charge of $14,000 and $198,000 related to the re-measurement of these options at the date of termination for the years ended December 31, 2002 and 2001, respectively.

DOCENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Segment reporting

Financial Accounting Standards Board Statement No. 131, “Disclosure about Segments of an Enterprise and Related Information” (“SFAS 131”) requires that companies report separately in the financial statements certain financial and descriptive information about operating segments profit or loss, certain specific revenue and expense items and segment assets. Additionally, companies are required to report information about the revenue derived from their products and service groups, about geographic areas in which Docent earns revenue and holds assets, and about major customers. Docent has one reporting segment.

The following table sets forth revenue by geographic region as for the periods indicated (in thousands):

	Year Ended December 31,
	2003	2002	2001
United States	$19,805	$20,479	$22,007
Europe	6,640	6,264	6,911
Other Americas	2,015	612	67
Asia/Pacific	1,778	437	26

	$30,238	$27,792	$29,011

The following table sets forth long-lived assets by geographic region as for the periods indicated (in thousands):

	December 31,
	2003	2002
United States	$3,744	$5,552
Europe	147	207
Other Americas	—	—
Asia/Pacific	134	113

	$4,025	$5,872

No one customer accounted for more than 10% of Docent’s revenue for any of the years ended December 31, 2003, 2002 and 2001.

12. Income Taxes

The provision for income taxes for the years ended December 31, 2003, 2002 and 2001 consists of the foreign taxes incurred in profitable jurisdictions and state taxes (in thousands):

	Year Ended December 31,
	2003	2002	2001
Current:
Federal	$—	$—	$—
State	16	56	—
Foreign	93	96	72

	$109	$152	$72

The reconciliation of income tax computed at the U.S. federal statutory rate to income tax expense is as follows (in thousands):

	December 31,
	2003	2002
Provision / (benefit) at federal statutory rate	$(3,747)	$(8,328)
Operating losses not benefited	3,747	8,328
State taxes	16	56
Foreign taxes	93	96

	$109	$152

DOCENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2003, Docent had federal and state net operating loss carry-forwards of approximately $134 million and $41 million respectively, available to offset future taxable income. Docent’s federal and state net operating loss carry-forwards will expire in the years 2004 through 2023, if not utilized.

At December 31, 2003, Docent also had research and development credit carry-forwards for both federal and state of approximately $1.5 million. The federal carry-forwards will expire in the years 2018 through 2023, if not fully utilized.

The Company incurred pre-tax income from foreign operations of $590,000 for the year ended December 3l, 2003, and $2.3 million for the year ended December 3l, 2002. Pretax losses from foreign operations were insignificant for the years ended December 31, 2001.

Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities, for financial reporting purposes and the amounts used for income tax purposes. Significant components of Docent’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2003	2002
Net operating losses	$48,078	$45,611
Tax credit carry-forwards	2,698	1,877
Capitalized research and development	1,272	143
Deferred Revenue	580	—
Other	2,334	1,655

	54,962	49,286
Less valuation allowance	(54,962)	(49,286)

Net deferred tax assets	$—	$—

Realization of the deferred tax assets is dependent on future earnings, the timing and amount of which are uncertain. Accordingly, a valuation allowance, in an amount equal to the net deferred tax assets as of December 31, 2003 has been established to reflect these uncertainties. The valuation allowance increased by $5,676,000, $8,040,000, and $16,688,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Approximately $284,000 of the valuation allowance is attributable to stock options, the benefit of which will be credited to paid-in capital when realized.

13. Net loss per share

Basic and diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period, less outstanding unvested shares. The calculation of diluted net loss per share excludes potential common shares as the effect is antidilutive, due to Docent net loss in each period. Potential common shares are comprised of common stock subject to repurchase rights, incremental shares of common and preferred stock issuable upon the exercise of stock options or warrants and shares issuable upon conversion of convertible preferred stock.

DOCENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

	Year Ended December 31,
	2003	2002	2001
Net loss	$(10,705)	$(23,793)	$(60,929)

Basic and diluted shares:
Weighted average common shares outstanding	13,087	13,937	14,053
Weighted average unvested common shares subject to repurchase	(22)	(85)	(433)

Weighted average shares used to compute basic and diluted net loss per share	13,065	13,852	13,620

Net loss per share—basic and diluted	$(0.82)	$(1.72)	$(4.47)

The following table sets forth potential shares of common stock that are not included in the diluted net loss per share attributable to common stockholders above because to do so would be antidilutive for the periods indicated (in thousands):

	December 31,
	2003	2002	2001
Warrants to purchase common stock	13	816	816
Unvested common shares subject to repurchase	6	44	165
Options to purchase common stock	3,804	2,920	2,504

	3,823	3,780	3,485

14. Related Parties

In March 2000, Docent entered into an alliance agreement with Accenture, which at the time was a stockholder of Docent and one of whose retired partners was a member of Docent’s Board of Directors until June 6, 2003. The alliance agreement provides for the resale of Docent’s software products and services by Accenture, the submission of joint proposals to potential clients where either Docent would be subcontracting Docent’s services to Accenture or Accenture would be subcontracting its services to Docent; the alliance agreement also provides for revenue sharing. The agreement terminates by its terms on March 31, 2005, with either party having the right to terminate the agreement before then without cause on 60 days’ notice.

From March 2000 to December 2002, Accenture’s holdings in Docent’s common stock on a fully diluted basis represented approximately 5.0% to 7.0% of the outstanding shares of Docent’s common stock. In December 2002, Docent believes that Accenture sold all of its Docent common stock and warrants.

In 2002, Docent recognized $324,000 of revenue from Accenture as part of this resale arrangement. In 2001, Docent recognized $864,000 of revenue from Accenture as part of this resale arrangement. During 2002, Docent recorded $321,000 as a reduction in revenues for amounts due to Accenture under the revenue sharing agreement with Accenture. During 2001, Docent recorded $858,000 as a reduction in revenues for amounts due to Accenture under the revenue sharing agreement with Accenture.

Concurrent with the alliance agreement, Docent entered into a consulting services agreement with Accenture pursuant to which Docent committed to purchase $2.0 million of consulting services from Accenture prior to April 1, 2003. As of December 31, 2003, Docent had only purchased $1.4 million of consulting services from Accenture. Docent did not record a liability associated with the remaining purchase commitment for this agreement as of December 31, 2003. If Accenture requests the remaining payments, Docent would use the additional services from Accenture and expense those services as they are provided.

        In August 2002, Docent signed a one year consulting agreement with Mr. Robert Lauer, a former Board member of Docent. The agreement was for one year and compensated Mr. Lauer $46,000 in 2003, and $27,000 in 2002. The agreement also granted Mr. Lauer 13,000 stock options that vest over one year with an exercise price of $2.80 per share. Docent recorded stock-based compensation expense of $21,000 related to these stock options in 2003, and $14,000 in 2002. Docent valued the vested portion of these options using the Black-Scholes option pricing model. Mr. Lauer was consulting Docent’s management regarding strategic planning and business development.

DOCENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Docent also entered into employment agreements with certain executive officers of Docent, as described above in Item 13 of this Annual Report on Form 10-K, “Certain Relationships and Related Transactions. “

15. Warranties and Indemnification

Docent generally provides to its customers a warranty for its software products and services for a period of 90 days, and accounts for its warranties under the FASB’s Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies.” Docent’s software products’ media are generally warranted to be free of defects in materials and workmanship under normal use and the products are also generally warranted to substantially perform as described in certain Company documentation. Docent’s services are generally warranted to be performed in a professional manner and to materially conform to the specifications set forth in a customer’s signed contract. In the event there is a failure of such warranties, Docent generally will correct or provide a reasonable work around or replacement product. Docent has not provided for a warranty accrual in any period presented. To date, Docent’s product warranty expense has not been significant.

Docent generally agrees to indemnify its customers against legal claims that Docent’s software products and professional services infringe certain third-party intellectual property rights and accounts for its indemnification obligations under FAS 5. In the event of such a claim, Docent is generally obligated to defend its customer against the claim and to either settle the claim at Docent’s expense or pay damages that the customer is legally required to pay to the third-party claimant. In addition, in the event of an infringement, Docent generally agrees to modify or replace the infringing product, or, if those options are not reasonably possible, in general, to refund the cost of the software paid to date upon the customers return of the software product. To date, Docent has not been required to make any payment resulting from infringement claims asserted against its customers. As such, Docent has not recorded a liability for infringement costs in any period presented.

16. Employee Benefit Plan

Docent adopted a 401(k) Profit Sharing Plan and Trust (the “401(k) Plan”) effective October 16, 1997, which is intended to qualify under Section 401(k) of the Internal Revenue Code. The 401(k) Plan allows eligible employees to contribute up to 25% of their pre-tax salary, subject to a maximum limit of $12,000 for the year ended December 31, 2003, subject to certain limitations. The

401(k) Plan provides for employer contributions at the discretion of the Board of Directors. No amounts have been contributed by Docent to the 401(k) Plan through December 31, 2003.

17. Merger With Click2learn

On October 20, 2003, Docent entered into an Agreement and Plan of Reorganization with Click2learn, Inc. (“Click2learn”). Under terms of the Agreement and Plan of Reorganization, which has been approved by the board of directors of each company, Click2learn and Docent will each be acquired by a new corporate entity. Stockholders of Click2learn will receive .3188 shares of common stock in the new company for each common share of Click2learn held on the closing date, or approximately 52% of the total outstanding common stock of the new company, without taking into account the exercise of options prior to the closing date. Stockholders of Docent will receive .7327 shares of common stock in the new company for each common share of Docent held on the closing date, or approximately 48% of the total outstanding common stock of the new company, without taking into account the exercise of options prior to the closing date. Outstanding options and warrants will be converted into options and warrants for the purchase of shares in the new corporation in accordance with the same exchange ratios. The transaction is anticipated to be a tax-free reorganization and/or a tax-free exchange for United States tax purposes. There will be separate shareholder meetings of both companies on March 18, 2004 to vote on the proposed merger. If the merger were not to be completed, Docent could be required to pay Click2learn a $2.5 million termination fee if the merger agreement were terminated under certain specified conditions. Also, Docent would remain liable for its costs related to the transaction, such as legal and accounting fees and a portion of the investment banking fees.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

PART III

ITEM 10.	MANAGEMENT

Executive Officers and Directors

The names, ages and positions of our current executive officers and directors are as follows:

Name	Age	Position
R. Andrew Eckert	42	President, Chief Executive Officer and Director
Neil J. Laird	51	Sr. Vice President and Chief Financial Officer
David Mandelkern	44	Executive Vice President, Chief Technology Officer, and Director
David Crussell	41	Sr. Vice President, Worldwide Operations
V. Holly Albert	45	Vice President, General Counsel, and Secretary
Sanjay P. Dholakia	34	Vice President, Marketing and Business Development
Jack L. Acosta	56	Director
Donald E. Fowler	66	Director
Kevin G. Hall	45	Director
Ali R. Kutay	48	Director

R. Andrew Eckert, President, Chief Executive Officer and Director, joined Docent in December 2001 as Chief Operating Officer and President, and was promoted to Chief Executive Officer in April of 2002. Mr. Eckert has been a director of Docent since May 2002. Mr. Eckert also currently serves on the Board of Directors and Compensation Committees for Connectics Corporation and Chordiant Software, Inc. From 2000 until joining Docent, Mr. Eckert worked as an independent consultant. From 1990 to 2000, Mr. Eckert held numerous executive and director positions at Adac Laboratories, a medical products company. Mr. Eckert was elected a director at Adac Laboratories in 1996 and Chairman of the Board in 1999, and served in this capacity until 2000. Mr. Eckert also served as Chief Executive Officer of Adac Laboratories from 1997 to 2000. Prior to joining Adac Laboratories, Mr. Eckert worked in the venture capital and investment banking industries with Summit Partners and Goldman Sachs, respectively. Mr. Eckert holds a B.S. degree in industrial engineering from Stanford University and a M.B.A. Stanford University.

Neil J. Laird, Sr. Vice President and Chief Financial Officer, joined Docent in August 2002. From April until June 2002, Mr. Laird was Chief Financial Officer of Novasonics, Inc., a privately held medical products company. From 1999 to 2001, Mr. Laird was Senior Vice President and Chief Financial Officer of Adac Laboratories, a medical products company. From 1998 to 1999, Mr. Laird held various executive positions at Coherent Medical Group, a medical laser company. From 1997 to 1998, Mr. Laird was an independent consultant. From 1980 to 1997, Mr. Laird held numerous executive and managerial financial positions at Measurex Corporation, including Vice President – Corporate Controller. Mr. Laird holds an M.A. degree in economics from Cambridge University and is a Chartered Accountant.

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

        David Crussell, Sr. Vice President, Worldwide Operations, joined in March 2002. From 2001 to 2002, Mr. Crussell was Chief Operating Officer and Vice President of Sales for Steelpoint Technologies, Inc, a web-based content management software company. From 1994 to 2001, Mr. Crussell held numerous executive positions at Adac Laboratories, including Sr. Vice President and General Manager of the Radiation Therapy Planning Software Division. From 1986 to 1994, Mr. Crussell held numerous managerial positions at GE Medical Systems, including Software Development Manager. Mr. Crussell holds a B.S. in Mathematics with Computer Science from Southampton University.

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

Sanjay P. Dholakia, Vice President of Marketing and Business Development, joined Docent in February 2001 as Director of Corporate Business Development and was promoted to Vice President of Marketing and Business Development in February 2002. From April 2000 to December 2000, he served as Director of Business Development and acting COO for a portfolio company within Walker Digital, a business incubation and intellectual property firm. From 1997 to 2000, Mr. Dholakia served as an Engagement Manager at McKinsey & Company, a management consulting firm. From 1991 to 1995, he served as a Senior Consultant at Andersen Consulting, a management and technology services organization. Mr. Dholakia holds a B.S. from the Wharton School and an M.B.A. from the Kellogg School of Management.

Jack L. Acosta has served as a member of the Board of Directors of Docent, as Chairman of Docent’s audit committee, and as a member of Docent’s governance committee since April 2003. He is an independent director and the audit committee financial expert. He also currently serves on the Boards of Commerce One and Integral Development. Mr. Acosta served as Chief Financial Officer and Vice President, Finance for Portal Software from February 1999 until September 2001. In addition, Mr. Acosta served as Secretary for Portal Software from February 1999 through April 1999. From July 1996 to January 1999, Mr. Acosta served as Executive Vice President and Chief Financial Officer for Sybase, Inc., a database company. From December 1994 until July 1996, Mr. Acosta served as Vice President, Engineering Services, Integration and Business Management of Sybase. From March 1993 until December 1994, Mr. Acosta served as President, Chief Operating Officer and a director of Tanon Manufacturing, Inc., a manufacturing and engineering services company. Prior to March 1993, Mr. Acosta held various management positions at Ungermann-Bass, Inc., Atari, Inc., Diablo Systems, Inc., and Ford Motor Company.

Donald E. Fowler has served as a member of the Board of Directors of Docent, and as a member of Docent’s audit, compensation and governance committees since January 2003. He has recently served on the boards of ADAC Laboratories and TelCom Semiconductor, and now serves on the board of Storage Engine Inc. Mr. Fowler is involved with various private companies, through advisory or board memberships, has served as CEO of eT Communications from 1996 to 1998 and has served as interim CEO of several companies between 1996 and 2002. Mr. Fowler was Senior Vice President at Tandem Computers from 1986 to 1996. Mr. Fowler also served in executive capacities with Bechtel Group 1976 to 1986, and IBM from 1965 to 1976. Mr. Fowler received a B.S. in Mathematics and an M.B.A from the University of Washington in Seattle.

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

Ali R. Kutay has served as a member of the Board of Directors of Docent since April 2000 and as a member of Docent’s audit committee since April 2000, and as a member of Docent’s governance committee since January 2003. From 1998 to 2003 Mr. Kutay was the Chairman and Chief Executive Officer of AltoWeb, Inc., a provider of e-business infrastructure software. From 1997 to 1998 he was a director, President and Chief Executive Officer of WebLogic, Inc., a Java-based Application Server company which was merged with BEA Systems, Inc. in 1998. Previously he was the President and CEO of Lockheed Martin Corporation’s Commercial Software Business Unit, Formtek, from 1990 to 1997. Fromtek was founded in 1983 and was acquired by Lockheed Corporation in 1989. At Formtek, Mr. Kutay served at various roles including its President and Chief Executive Officer from 1985 to 1989. Mr. Kutay holds a B.S. and M.S. degree in Engineering from Middle East Technical University and has completed graduate work at Carnegie Mellon University.

Section 16(A) Beneficial Ownership Reporting Compliance

Based solely upon our review of Forms 3 and 4, as amended, filed during our fiscal year 2003, and of Forms 5 filed, as amended, filed with respect to 2003, no officer, director, or beneficial owner of more than ten percent of any class of securities failed to file on a timely basis.

CODE OF ETHICS FOR SENIOR OFFICERS

A Code of Ethics for Senior Officers has not been adopted by Docent yet because, subject to approval by Docent and Click2learn’s stockholders and other conditions to closing, Docent anticipates closing the proposed merger with Click2learn in the first quarter of 2004 to form Newco, and Newco has already adopted such a Code of Ethics. As a result, post-closing, the successor entity to Docent will have adopted a Code of Ethics for Senior Officers that will in place immediately upon closing.

ITEM 11.	EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During fiscal 2003, the Compensation Committee of the Board of Directors consisted of Messrs. Hall and Fowler, neither of whom is or has been an officer or employee of Docent. No member of the Compensation Committee and none of our executive officers has a relationship that would constitute an interlocking relationship with executive officers and directors of another entity.

COMPENSATION OF EXECUTIVE OFFICERS

The following table sets forth information concerning the compensation of Docent’s five most highly compensated executive officers at December 31, 2003, including Docent’s Chief Executive Officer, collectively referred to in this Annual Report on Form 10-K as the Named Executive Officers:

SUMMARY COMPENSATION TABLE

	Annual Compensation				Long-Term Compensation
Name and Principal Position	Fiscal Year	Salary (1)	Bonus(2)		Securities Underlying Options (#)
R. Andrew Eckert	2003	$326,667	$—	(3)	130,000
President and Chief Executive Officer (3)	2002	$263,651	$—		249,999
	2001	$—	$—		333,333
	2000	$—	$—		—

David Mandelkern	2003	$195,040	$16,564		40,000
Executive Vice President and Chief Technology Officer (5)	2002	$195,060	$78,495	(5)	41,665
	2001	$184,355	$28,728		11,666
	2000	$165,000	$62,237		66,662

Neil J. Laird
Chief Financial Officer (4)	2003	$225,000	$12,500	(4)	90,000
	2002	$90,437	$12,500		120,000
	2001	$—	$—		—
	2000	$—	$—		—

Sanjay Dholakia	2003	$200,040	$—	(6)	100,000
Vice President, Business Development (6)	2002	$194,772	$9,062		96,665
	2001	$136,417	$38,101		20,005
	2000	$—	$—		—

David Crussell	2003	$225,000	$37,500	(7)	130,000
Senior Vice President, Worldwide Operations (7)	2002	$162,500	$37,500		149,998
	2001	$—	$—		—
	2000	$—	$—		—

(1)	Includes amounts deferred pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended.
(2)	Cash payments during each year for bonuses are in this column.
(3)	Mr. Eckert served as President and Chief Executive Officer as of April 2002, and as President and Chief Operating Officer from December 31, 2001 until April 2002. Bonus earned in 2003 and paid in 2004 was $84,000.
(4)	Mr. Laird joined Docent in August 2002. Bonus earned in 2003 and paid in 2004 was $45,000.
(5)	Mr. Mandelkern joined Docent in 1997. Of the $78,495 bonus payments received in 2002, $63,000 related to services performed and accrued for in prior years.
(6)	Mr. Dholakia joined Docent in February 2001. Bonus earned in 2003 and paid in 2004 was $30,000.
(7)	Mr. Crussell joined Docent in March 2002. Bonus earned in 2003 and paid in 2004 was $45,000.

OPTION GRANTS IN FISCAL 2003

The following table sets forth information concerning grants of stock options to purchase our common stock made during fiscal 2003 to the Named Executive Officers.

	Individual Grants					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(3)
	Number of Securities Underlying Options Granted (#) (1)		% of Total Options Granted to Employees in Fiscal 2003	Exercise Price Per Share ($/sh) (2)	Expiration Date

Name						5%	10%
R. Andrew Eckert	130,000	(4)	7.85%	$2.65	4/25/2013	216,654	549,044
Neil J. Laird	90,000	(4)	5.44%	$2.65	4/25/2013	149,991	380,108
David Mandelkern	40,000	(4)	2.42%	$2.65	4/25/2013	66,663	168,937
Sanjay Dholakia	100,000	(4)	6.04%	$2.65	4/25/2013	166,657	422,342
David Crussell	130,000	(4)	7.85%	$2.65	4/25/2013	216,654	549,044

*	Less than 1%.
(1)	All of the above options are subject to the terms of our 2000 Omnibus Equity Incentive Plan and are exercisable only as they vest. The options have a term of ten years from the date of grant.
(2)	All options were granted at an exercise price equal to the fair market value of our common stock on the date of grant.
(3)	Potential realizable values are net of exercise price, but before deduction of taxes associated with exercise. These rates of appreciation are mandated by the rules of the Securities and Exchange Commission and do not represent our estimate of future stock prices. No gain to an optionee is possible without an increase in stock price, which will benefit all stockholders commensurately. Actual gains, if any, on stock option exercises will be dependent on the future performance of our common stock, overall market conditions and the option holders’ continued employment through the vesting period.
(4)	12.5% vest as of October 25, 2003, which is the six-month anniversary of the date of grant, and the remainder vest in equal monthly installments thereafter for 42 months. Options are fully vested on April 25, 2007.

AGGREGATED OPTION EXERCISES IN FISCAL 2003

AND FISCAL YEAR-END OPTION VALUES

The following table sets forth information concerning option exercises during 2003 and unexercised options outstanding on December 31, 2003 with respect to each of the Named Executive Officers.

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at 12/31/03 Exercisable/ Unexercisable (#) (1)	Value of Unexercised In-the-Money Options at 12/31/03 Exercisable/ Unexercisable ($) (1)(2)
R. Andrew Eckert	—	—	285,551 / 427,781	$189,831 / $428,081
Neil J. Laird	—	—	55,000 / 155,000	$137,950 / $360,950
David Mandelkern	—	—	72,517 / 74,631	$40,083 / $92,781
Sanjay Dholakia	—	—	68,397 / 148,267	$76,164 / $246,833
David Crussell	—	—	83,815 / 196,183	$70,724 / $264,306

(1)	Due to early exercise provisions for stock option grants made under the 1997 Stock Option Plan, all options granted under such plan, whether vested or unvested, are fully exercisable. The shares underlying unvested options, if exercised prior to vesting, would be subject to repurchase by Docent at a price equal to the option exercise price. Stock option grants made under the 2000 Omnibus Equity Incentive Plan have no such early exercise provision. For purposes of this table, only those options that are unexercised and vested and exercisable are considered to be exercisable options.
(2)	Based on a fair market value of $4.54 per share as of December 31, 2003, the closing sale price of our common stock on that date as reported by the Nasdaq National Market.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides information about Docent’s equity compensation plans, including its option plans, employee stock purchase plans, and warrants, as of the end of fiscal year 2003.

Equity Compensation Plan Information
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)(3)
Equity compensation plans approved by security holders(1)	3,485,020	$4.94	555,476

Equity compensation plans not approved by security holders(2)	332,107	$10.76	159,850

Total	3,817,127	$5.45	715,326

(1)	Equity compensation plans approved by security holders consists of the 2000 Omnibus Equity Incentive Plan. See our Notes to Consolidated Financial Statements note Note 10 “Stockholders’ Equity” Notes to Consolidated Financial Statements for additional information regarding the 2000 Omnibus Equity Incentive Plan.

On January 1 of each year, the aggregate number of options and shares that may be awarded under the 2000 Omnibus Equity Incentive Plan shall automatically increase by a number equal to the lesser of (i) five percent (5%) of Docent’s outstanding common on that date, or (ii) a lesser amount determined by Docent’s Board of Directors.

(2)	Equity compensation plans not approved by security holders are warrants for common stock and the 1997 Stock Option Plan. See our Notes to Consolidated Financial Statements Note 10 “Stockholders’ Equity” of the Notes to Consolidated Financial Statements for additional information regarding warrants for common stock and the 1997 Stock Option Plan.
(3)	On January 1 of each year, the aggregate number of options and shares that may be awarded under the 2000 Omnibus Equity Incentive Plan shall automatically increase by a number equal to the lesser of (i) five percent (5%) of Docent’s outstanding common on that date, or (ii) a lesser amount determined by Docent’s Board of Directors.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of January 22, 2004, certain information with respect to the beneficial ownership of Docent common stock as to:

•	each person known by Docent to own beneficially more than 5% of the outstanding shares of its common stock;

•	Docent’s Chief Executive Officer and each of Docent’s other four most highly compensated executive officers during fiscal year 2003;

•	each of its directors; and

•	all of its directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable within 60 days of January 22, 2004 are deemed outstanding. These shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person. Except as indicated, and subject to the applicable community property laws, the stockholders named in the table have sole voting and investment power with respect to the shares beneficially owned by them.

The numbers reflected in the percentage beneficially owned columns are based on 13,207,334 shares of Docent common stock outstanding as of January 22, 2004.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage Beneficially Owned
Norwest Venture Partners VI, LLP(1)	2,616,742	19.81%
Advanced Technology Ventures IV, LP(2)	1,518,443	11.50
Amaranth LLC(3)	1,307,030	9.90
Palo Alto Investors(4)	964,884	7.33
David Mandelkern(5)(6)	388,777	2.93
R. Andrew Eckert(7)	328,758	2.43
David Crussell(8)	98,606	*
Sanjay Dholakia(9)	80,833	*
Neil Laird(10)	81,250	*
Ali R. Kutay(11)	26,665	*
Kevin G. Hall(5)(12)	25,332	*
Jack L. Acosta(13)	—	*
Donald E. Fowler(14)	8,125	*
All officers and directors as a group (10 persons)(5)(15)	1,057,039	7.59%

*	Less than 1% of outstanding common stock
(1)	Principal address is 525 University Avenue, Suite 800, Palo Alto, California 94301. As confirmed by the letter received on February 4, 2003, Norwest Venture Partners VI, LLP confirmed that there are no changes from the Schedule 13G filed on February 13, 2002. According to the Schedule 13G filed with the SEC dated February 13, 2002, Itasca VC Partners VI, LLP is the general partner of Norwest Venture Partners VI, LP and has the sole voting and investment power over the shares held by Norwest Venture Partners VI, LP. General Partners George J. Still and John P. Whaley share the investment and voting power over Docent shares beneficially owned by Itasca VC Partners VI, LLP. Kevin G. Hall, a partner of Itasca VC Partners VI, LLP and one of Docent’s directors, disclaims beneficial ownership of the shares held by Norwest Venture Partners VI, LP except to the extent of his pecuniary interest therein.
(2)	Principal address is 1000 Winter Street, Suite 3700, Waltham, Massachusetts 02451. As confirmed by Advanced Technology Ventures in April 2003, there are no changes from the Schedule 13G filed with the SEC dated February 12, 2002. ATV Associates IV, LP is the general partner of Advanced Technology Ventures IV, LP and has shared voting and dispositive power over the shares held by Advanced Technology Ventures IV, LP.
(3)	Principal address is One American Lane, Greenwich, Connecticut 06831. According to the Schedule 13G filed with the SEC dated January 6, 2004, Amaranth Global Equities Master Fund Limited, Amaranth Advisors LLC and Nicholas M. Maonis have shared voting and dispositive power over the shares held by Amaranth LLC.
(4)	Principal address is 470 University Avenue, Palo Alto, California 94301. According to the Schedule 13D (Amendment No. 1) filed with the SEC dated January 24, 2003, William Leland Edwards, Palo Alto Investors, LLC, and Palo Alto Investors have shared voting and dispositive power over the 964,884 shares. Micro Cap Partners, L.P. has shared voting power with William Leland Edwards, Palo Alto Investors, LLC, and Palo Alto Investors over 791,633 of the 964,884 shares.
(5)	Includes a portion of shares exercised prior to vesting due to early exercise provisions for stock options granted under Docent’s 1997 Stock Option Plan. Any unvested options are subject to repurchase by Docent upon employment termination or termination of services as a director.
(6)	Includes 76,526 shares issuable upon exercise of options within 60 days of January 22, 2004, a portion of which shares would be subject to repurchase by Docent upon termination of employment.

(7)	Includes 327,425 shares issuable upon exercise of options within 60 days of January 22, 2004.
(8)	Represents shares issuable upon exercise of options within 60 days of January 22, 2004.
(9)	Includes 79,854 shares issuable upon exercise of options within 60 days of January 22, 2004.
(10)	Includes 66,250 shares issuable upon exercise of options within 60 days of January 22, 2004.
(11)	Represents shares issuable upon exercise of options within 60 days of January 22, 2004, a portion of which would be subject to repurchase by Docent upon termination of Mr. Kutay’s services as a director.
(12)	Includes 11,999 shares issuable upon exercise of options within 60 days of January 22, 2004.
(13)	Mr. Acosta was appointed a director of Docent on April 9, 2003 and was elected a director at our annual meeting on June 6, 2003.
(14)	Mr. Fowler was appointed a director of Docent on January 28, 2003 and was elected a director at our annual meeting on June 6, 2003. Represents shares issuable upon exercise of options within 60 days of January 22, 2004.
(15)	Includes 714,143 shares issuable upon exercise of options within 60 days of January 22, 2004.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In March 2000, Docent entered into an alliance agreement with Accenture, which at the time was a stockholder of Docent and one of whose retired partners was a member of Docent’s Board of Directors until June 6, 2003. The alliance agreement provides for the resale of Docent’s software products and services by Accenture, the submission of joint proposals to potential clients where either Docent would be subcontracting Docent’s services to Accenture or Accenture would be subcontracting its services to Docent; the alliance agreement also provides for revenue sharing. The agreement terminates by its terms on March 31, 2005, with either party having the right to terminate the agreement before then without cause on 60 days’ notice.

From March 2000 to December 2002, Accenture’s holdings in Docent’s common stock on a fully diluted basis represented approximately 5.0% to 7.0% of the outstanding shares of Docent’s common stock. Docent believes that Accenture sold all of its Docent common stock and warrants in December 2002.

In 2002, Docent recognized $324,000 of revenue from Accenture as part of this resale arrangement. In 2001, Docent recognized $864,000 of revenue from Accenture as part of this resale arrangement. During 2002, Docent recorded $321,000 as a reduction in revenues for amounts due to Accenture under the revenue sharing agreement with Accenture. During 2001, Docent recorded $858,000 as a reduction in revenues for amounts due to Accenture under the revenue sharing agreement with Accenture.

Concurrent with the alliance agreement, Docent entered into a consulting services agreement with Accenture pursuant to which Docent committed to purchase $2.0 million of consulting services from Accenture prior to April 1, 2003. As of December 31, 2003, Docent had only purchased $1.4 million of consulting services from Accenture. Docent did not record a liability associated with the remaining purchase commitment for this agreement as of December 31, 2003. If Accenture requests the remaining payments, Docent would use the additional services from Accenture and expense those services as they are provided.

In August 2002, Docent signed a one year consulting agreement with Mr. Robert Lauer, a former Board member of Docent. The agreement was for one year and compensated Mr. Lauer $46,000 in 2003, and $27,000 in 2002. The agreement also granted Mr. Lauer 13,000 stock options that vest over one year with an exercise price of $2.80 per share. Docent recorded stock-based compensation expense of $21,000 related to these stock options in 2003 and $14,000 in 2002. Docent valued the vested portion of these options using the Black-Scholes option pricing model. Mr. Lauer was consulting Docent’s management regarding strategic planning and business development.

Docent has entered into Change in Control Agreements (“Agreements”) with each of the executive officers named in Item 10 herein. All of the Agreements are of the same form, with the exception of those for Sanjay Dholakia and V. Holly Albert, and provide that subject to certain provisions in the Agreements, each executive officer is eligible to receive the following if such executive officer’s employment is terminated within one year following a Change in Control (as defined below) of Docent: (i) a lump sum amount equal to 12 months of his or her base salary and his or her performance compensation and (ii) accelerated vesting of such executive officer’s option shares that are unvested as of the date of the Change in Control at the following rates: if the Change in Control occurs within the first year of employment, then 50% of the unvested option shares as of the date of the Change in Control shall become vested, if the Change in Control occurs in the second year of employment, then 75% of the unvested option shares as of the date of the Change in Control shall become vested, and if the Change in Control occurs in the third year of employment, then 100% of the unvested option shares shall become immediately vested. Sanjay Dholakia’s Agreement provides that, subject to certain provisions in his Agreement, he is eligible to receive the following if his employment is terminated within 6 months following a Change in Control of Docent: (i) a lump sum amount equal to 6 months of his base salary and performance compensation and (ii) accelerated vesting of his option shares that are unvested as of the date of the Change in Control at the following rates: if the Change in Control occurs within the first year of his employment, then 37.5% of the unvested option shares as of the date of the Change in Control shall become vested, if the Change in Control occurs in the second year of his employment, then 60% of the unvested option shares as of the date of the Change in Control shall become vested, if the Change of Control occurs in the third year of his employment, then 80% of his unvested option shares as of the date of the Change in Control shall become vested, and if the Change in Control occurs after the third year of his employment, then 100% of the unvested option shares as of the date of the Change in Control shall become vested. V. Holly Albert’s Agreement provides that, subject to certain provisions in her Agreement, she is eligible to receive a lump sum amount equal to 6 months base salary, performance compensation, and any unvested options held by her would be accelerated by one year if her employment is terminated within 6 months following a Change in Control of Docent.

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

Mr. Mandelkern, a member of the Board of Directors, an Executive Vice President, Chief Technology Officer and co-founder of the Company, is currently indebted to the Company for a total of three outstanding loans. The Company provided Mr. Mandelkern a loan for $97,000 in conjunction with Mr. Mandelkern’s purchase of 325,000 shares of common stock of the Company in June 1997. The loan is evidenced by a non-recourse note from Mr. Mandelkern to the Company with a twenty year term and an interest rate of 6%. As of December 31, 2003, $92,000 was outstanding. The Company provided Mr. Mandelkern a second loan for $50,000 in conjunction with Mr. Mandelkern’s purchase of 16,667 shares of common stock of the Company in August 2000. The loan is evidenced by a full recourse note from Mr. Mandelkern to the Company with an interest rate of 6.62%. As of December 31, 2003, $12,000 was outstanding. The Company provided Mr. Mandelkern a third loan for $50,000 in conjunction with Mr. Mandelkern’s purchase of 16,667 shares of common stock of the Company in August 2000. The loan is evidenced by a full recourse note from Mr. Mandelkern to the Company with an interest rate of 6.62%. As of December 31, 2003, the full $50,000 was outstanding.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Paid to Ernst & Young LLP

The following table shows the fees that Docent paid or accrued for the audit and other services provided by Ernst & Young LLP for fiscal years 2003 and 2002.

	2003	2002
Audit Fees	$391,000	$284,000
Audit-Related Fees	88,000	—
Tax Fees	—	14,000
All Other Fees	—	—

Total	$479,000	$298,000

Audit Fees. This category includes the audit of Docent’s annual financial statements and review of financial statements included in Docent’s Form 10-Q Quarterly Reports. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements, and the preparation of an annual “management letter” on internal control matters.

Audit-Related Fees. This category consists of assurance and related services by Ernst & Young LLP that are reasonably related to the performance of the audit or review of Docent’s financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category related to due diligence related to a merger.

Tax Fees. This category consists of professional services rendered by Ernst & Young LLP for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees. There were no other fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above.

        The Audit Committee has considered whether the provision of the non-audit services is compatible with maintaining the independent auditor’s independence, and has advised the Company that, in its opinion, the activities performed by Ernst & Young on the Company’s behalf are compatible with maintaining the independence of such auditors.

        The Audit Committee reviewed and pre-approved the annual audit and quarterly review fees of $290,000 recorded in Audit Fees. Additional charges totaling $101,000 for Audit Fees were disclosed to the audit committee as they were incurred. These additional fees were associated with the proposed merger with Click2learn and other consultations regarding accounting issues. The Audit Committee reviewed and pre-approved the $88,000 of Audit-Related Fees.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1)	Financial Statements. Consolidated Financial Statements under Item 8 on page 27 of this report.

(2)	Financial Statement Schedules.

The following schedule is included herein:

Valuation and Qualifying Accounts (Schedule II)

Schedule II

DOCENT, INC.

VALUATION AND QUALIFYING ACCOUNTS FOR THE

THREE FISCAL YEARS ENDED DECEMBER 31, 2003

Allowance for Doubtful Accounts	Balance at Beginning of Year	Charges (Credits) to Revenue	Deductions(1)	Balance at End of Year
Year Ended December 31, 2003	$611,000	$(86,000)	$(138,000)	$387,000

Year Ended December 31, 2002	$541,000	$388,000	$(318,000)	$611,000

Year Ended December 31, 2001	$417,000	$869,000	$(745,000)	$541,000

(1)	Represents amounts written-off as uncollectible.

All other schedules are omitted because they are not applicable or the amounts are immaterial or the required information is presented in the Consolidated Financial Statements and Notes thereto in Item 8 above.

(3) Exhibits. The exhibits are included listed under Item 15 (c) or, as indicated by the footnote, incorporated by reference into this report.

(b)	Reports on 8-K. The following reports on form 8-K are included or incorporated by reference into this report:

Report on Form 8-K filed on October 20, 2003 furnishing the Agreement and Plan of Reorganization by and among Docent, Inc., Click2learn, Inc., Hockey Merger Corporation, Devil Acquisition Corporation and Canuck Acquisition Corporation.

Report on Form 8-K filed on October 21, 2003 furnishing the three months ended September 30, 2003 Earnings Press Release.

Report on Form 8-K/A filed on November 20, 2003 furnishing the Amendment to Agreement and Plan of Reorganization dated November 13, 2003.

(c)	Exhibit Index:

3.1	Amended and restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Docent’s 10-Q filed on November 13, 2002).

3.2	Amended and restated Bylaws of Docent (incorporated by reference to Exhibit 3.3 to Docent’s registration statement on Form S-1 (File No. 333-34546)).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Docent’s registration statement on Form S-1 (File No. 333-34546)).

10.1	Company’s 1997 Stock Option Plan (incorporated by reference to Exhibit 10.1 to Docent’s Registration Statement on Form S-1 (No. 333-34546)).

10.2	Company’s 2000 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to Docent’s Registration Statement on Form S-1 (No. 333-34546)).

10.3	Company’s 2000 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 to Docent’s Registration Statement on Form S-1 (No. 333-34546)).

10.4	Form of Directors’ and Officers’ Indemnification Agreement (incorporated by reference to Exhibit 10.4 to Docent’s Registration Statement on Form S-1 (No. 333-34546)).

10.5	Master Consulting Services dated April 1, 2000 between Docent and Accenture (incorporated by reference to Exhibit 10.11 to Docent’s Registration Statement on Form S-1 (No. 333-34546)).

10.6	Master Alliance Agreement dated June 30, 2000 between Docent and Accenture (incorporated by reference to Exhibit 10.13 to Docent’s Registration Statement on Form S-1 (No. 333-34546)).

10.7	Lease Agreement dated September 22, 1999 by and between Docent and Limar Realty Corp. #17 (incorporated by reference to Exhibit 10.22 to Docent’s Registration Statement on Form S-1 (No. 333-34546)).

10.8	Promissory Note from David Mandelkern to Docent (incorporated by reference to Exhibit 10.27 to Docent’s Registration Statement on Form S-1 (No. 333-34546)).

10.9	Stock Pledge Agreements dated July 9, 1997 by and between Docent and David Mandelkern (incorporated by reference to Exhibit 10.28 to Docent’s Registration Statement on Form S-1 (No. 333-34546)).

10.10	Employment Letter from Docent to R. Andrew Eckert dated December 11, 2001 (incorporated by reference to Exhibit 10.23 to Docent’s 10-K filed on April 1, 2002).

10.11	Form of Officers Change in Control Agreement entered into by Docent (incorporated by reference to Exhibit 10.24 to Docent’s 10-K filed on April 1, 2002).

10.12	Employment Letter from Docent to Neil J. Laird dated August 2, 2002 (incorporated by reference to Exhibit 10.20 to Docent’s 10-Q filed on August 13, 2002).

10.13	Consulting Agreement dated August 14, 2002 between Docent and Robert A. Lauer (incorporated by reference to Exhibit 10.17 to Docent’s 10-Q filed on November 13, 2002).

10.14	Remarketing Agreement dated April 23, 2002 between Docent and Interwise, Inc. (incorporated by reference to Exhibit 10.18 to Docent’s 10-Q filed on November 13, 2002).

10.15	First Amendment of the Remarketing Agreement dated September 30, 2002 between Docent and Interwise, Inc. (incorporated by reference to Exhibit 10.19 to Docent’s 10-Q filed on November 13, 2002).

10.16	Rights Agreement dated January 28, 2003 by and between Docent, Inc. and Computershare Trust Company, Inc. (incorporated by reference to Exhibit 99.1 to Docent’s 8-K filed on February 7, 2003).

10.17	Agreement and Plan of Reorganization dated as of October 20, 2003, by and among Docent, Inc., Click2learn, Inc., Hockey Merger Corporation, Devil Acquisition Corporation and Canuck Acquisition Corporation. (incorporated by reference to Exhibit 2.1 to Docent’s 8-K filed on October 21, 2003).

10.18	Amendment to Agreement and Plan of Reorganization dated as of November 13, 2003, by and among Docent, Inc., Click2learn, Inc., Hockey Merger Corporation, Devil Acquisition Corporation and Canuck Acquisition Corporation. (incorporated by reference to Exhibit 2.2 to Docent’s 8-K filed on November 20, 2003).

10.19	Amendment to Rights Agreement dated October 20, 2003 by and between Docent, Inc. and Computershare Trust Company, Inc. (incorporated by reference to Exhibit 4.2 to Docent’s 8-K filed on October 23, 2003).

10.20	Second Amendment of the Remarketing Agreement dated March 31, 2003 between Docent and Interwise, Inc. (incorporated by reference to Exhibit 10.19 to Docent’s 10-Q filed on November 4, 2003).

10.21	Third Amendment of the Remarketing Agreement dated June 25, 2003 between Docent and Interwise, Inc. (incorporated by reference to Exhibit 10.20 to Docent’s 10-Q filed on November 4, 2003).

10.22	Fourth Amendment of the Remarketing Agreement dated September 30, 2003 between Docent and Interwise, Inc. (incorporated by reference to Exhibit 10.21 to Docent’s 10-Q filed on November 4, 2003).

21.1	Subsidiaries of the Company

23.1	Consent of Ernst & Young LLP, Independent Auditors.

31.1	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1	Certification Pursuant to 18 U.S.C. Section 1350.

32.2	Certification Pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 16, 2004

DOCENT, INC. (Registrant)

By:	/s/ NEIL J. LAIRD

Neil J. Laird Sr. Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ R. ANDREW ECKERT R. Andrew Eckert	President, Chief Executive Officer and Director	March 16, 2004

/s/ DAVID MANDELKERN David Mandelkern	Executive Vice President, Chief Technology Officer and Director	March 16, 2004

/s/ DAVID CRUSSELL David Crussell	Sr. Vice President, Worldwide Operations	March 16, 2004

/s/ V. HOLLY ALBERT V. Holly Albert	Vice President, General Counsel, and Secretary	March 16, 2004

/s/ SANJAY P. DHOLAKIA Sanjay P. Dholakia	Vice President, Marketing and Business Development	March 16, 2004

/s/ JACK ACOSTA Jack Acosta	Director	March 16, 2004

/s/ DONALD E. FOWLER Donald E. Fowler	Director	March 16, 2004

/s/ KEVIN G. HALL Kevin G. Hall	Director	March 16, 2004

/s/ ALI R. KUTAY Ali R. Kutay	Director	March 16, 2004